Form 10-Q
period 1995-05-31
WELDOTRON CORP
filed 1995-07-17
CIK 105519

SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 1-8381


                       WELDOTRON CORPORATION
      (Exact name of Registrant as specified in its charter)



           NEW JERSEY                            22-1602728
(State or other jurisdiction                  (I.R.S. Employer
 incorporation or organization)               Identification No.)

  1532 South Washington Avenue
      Piscataway, New Jersey                           08855
 (Address of Principal Exec. Offices)               (Zip Code)

Registrant's Telephone Number, Including
 Area Code                                         (908) 752-6700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes   X     No


2,300,173 Shares of Common Stock were outstanding as of July 10, 1995.


     WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     ($000'S OMITTED EXCEPT SHARE DATA)
                                             Three Months Ended
                                                     May 31,
                                               1995          1994
                                             (Unaudited)  (Unaudited)
                                                          (As Restated
                                                           See Note A)
NET SALES                                    $4,273        $4,765
COST AND EXPENSES:
 Cost of Sales                                2,553         3,314
 Selling, General & Administrative Expenses   1,699         1,758
 Depreciation and Amortization                  123           129
                                              4,375         5,201
LOSS FROM OPERATIONS                           (102)         (436)

OTHER INCOME/(EXPENSES):
 Foreign Currency Translation Gain               38            54
 Other Revenue                                  135           165
 Interest Expense                              (169)         (129)
                                                  4            90

LOSS FROM CONTINUING OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                  $  (98)       $ (346)

INCOME TAX PROVISION                         $   (5)       $   --
MINORITY INTEREST: SHARE OF (INCOME) LOSS       (73)           17

LOSS FROM CONTINUING OPERATIONS              $ (176)       $ (329)

DISCONTINUED OPERATIONS:
 INCOME FROM OPERATIONS                      $   --        $   42

NET LOSS                                     $ (176)       $ (287)

EARNINGS(LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                       $ (.08)       $ (.15)
 DISCONTINUED OPERATIONS                         --           .02
NET LOSS PER COMMON SHARE                    $ (.08)       $ (.13)

 DIVIDEND PER SHARE                             NONE          NONE

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING  2,300,173 2,300,173

 See Notes to Condensed Consolidated Financial Statements.

WELDOTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000'S OMITTED)
                                               May 31,    February 28,
                                                1995         1995
                                             (Unaudited)   (Audited)
ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                  $    324    $    438
 Accounts Receivable (Net)                     2,119       2,461
 Inventories (Note B)                          9,272       9,025
 Prepaid Expenses and Other Current Assets       672         303
TOTAL CURRENT ASSETS                          12,387      12,227

Property and Equipment at Cost                12,135      12,076
Less Accumulated Depreciation & Amort.        (9,273)     (9,162)
                                               2,862       2,914

Other Assets                                     133         145
TOTAL ASSETS                                $ 15,382    $ 15,286

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short Term Borrowings (Note C)             $  1,868    $  2,215
 Notes Payable:  Related Party (Note C)        1,000          --
 Accounts Payable                              1,953       2,022
 Other Current Liabilities                     2,510       2,381

TOTAL CURRENT LIABILITIES                      7,331       6,618

Long-Term Debt-Net of Current Maturities
 (Note C)                                        750         750
Long Term Debt: Related Party (Note C)            --         500
Notes Payable - Non-Current                       12          --
Deferred Compensation                          1,062       1,088
Minority Interests in Subsidiary                 827         754

Stockholders' Equity                           5,400       5,576

TOTAL LIABILIES AND STOCKHOLDERS' EQUITY    $ 15,382    $ 15,286

The Balance Sheet at February 28, 1995, has been taken from the audited financial statements at that date, condensed and reclassified.

 See Notes to Condensed Consolidated Financial Statements.


     WELDOTRON CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
     ($000'S OMITTED)
                                                 Three Months Ended
                                                        May 31,
                                                   1995       1994
                                               (Unaudited) (Unaudited)
                                                          (As Restated
                                                           See Note A)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                              $(259)     $  202

INVESTING ACTIVITIES
 Purchases of Property, Plant and Equipment         (74)        (88)
 Proceeds from the sale of
   Property, Plant and Equipment                     11          --
 NET CASH USED IN INVESTING  ACTIVITIES             (63)        (88)
FINANCING ACTIVITIES
 Proceeds (Repayments) of Short-Term Borrowings    (335)        311
 Proceeds of Short-Term Borrowings - Related Party  500          --
 Payment of Capital Lease Obligations                --         (17)

NET CASH PROVIDED BY FINANCING ACTIVITIES           165         294

 Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                43        (382)

Net (Decrease) Increase in Cash
and Cash Equivalents                               (114)         26


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    438         501

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 324      $  527


See Notes to Condensed Consolidated Financial Statements.

     WELDOTRON CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:    Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of May 31, 1995, and for the three month period ended May 31, 1994, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 28, 1995.

Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

The Financial Statements for the three month period ended
May 31, 1994 have been restated to show the effects of the discontinued operations of the 100% owned subsidiary, Valiant
International Multi-Media Corporation "Valiant".


Note B:    Inventories

Inventories at May 31, 1995, and February 28, 1995, are as follows:
($000's - Omitted)

                                         May 31,     February 28,
                                          1995           1995

 Finished Goods                         $ 4,277        $ 3,858
 Work in Process                          2,851          2,852
 Raw Materials                            2,144          2,315
                                        $ 9,272        $ 9,025

Note C:    Long-Term Debt and Short-Term Borrowings

In June 1991, the Registrant entered into a credit facility (the Credit Facility) with Congress Financial Corporation, ("Congress") to provide a revolving line of credit and term loan for working capital purposes not to exceed $5,000,000. The interest rate is 3.75% over the CoreStates floating base rate which was 9.0% at May 31,1995.
The Credit Facility further requires that the Registrant pay fees on the unused line of credit, for administration, and upon early termination of the Credit Facility. The Credit Facility was amended on May 19,1995 to decrease the line of credit and the term loan to $3,500,000 and extend the maturity date to June 25, 1996.

The Credit Facility is collateralized by substantially all of the assets of the Registrant and its domestic subsidiaries. Borrowings under the Credit Facility are limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in compliance with all financial covenants and terms of the Credit Facility as of May 31, 1995.

On August 31, 1994, the Registrant borrowed Five Hundred Thousand ($500,000) Dollars from Lyford Corp. "Lyford", a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant.

On May 5, 1995, the Registrant concluded the rolling of this note into a new note in the amount of One Million ($1,000,000) Dollars. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. Although an independent appraisal has not been obtained, the Company management considered the application of APB 14 to the value of these warrants and believes that they are of no value at this time. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

WELDOTRON CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Registrant's net working capital decreased from $5,609,000 at February 28, 1995 to $5,056,000 at May 31, 1995. The current ratio decreased from 1.85 at February 28,1995 to 1.69 at May 31, 1995. The changes in net working capital during the first quarter of this year were primarily related to the following:

- - accounts receivable decreased due to 25% lower sales in the first quarter of this year compared to the immediately preceding fourth quarter of last year.

- - inventories increased due to a buildup at our Brazilian subsidiary.

- - prepaid expenses and other current assets increased due to insurance policy renewals.

- - accounts payable decreased as a result of related party note financing which was partially used to pay down vendor debt.

- - short-term borrowings decreased due to a lower collateral base and reduced ability to borrow at May 31, 1995 versus February 28, 1995.

- - notes payable from a related party increased at May 31, 1995 due to the reclassification of $500,000 from long-term to short-term as well as an additional $500,000 received in the first quarter of this year.

- - other current liabilities increased due to accruals of insurance policy renewals.

At May 31, 1995 the Registrant had used approximately $2,573,000 of the Congress Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had unused borrowing availability of approximately $170,000 at May 31, 1995.

The availability of future borrowings depends upon the Company's compliance with the covenants contained in the Credit Facility agreement and the level of eligible receivables and inventories.

The Registrant's primary and secondary sources of liquidity at May 31, 1995 were the Congress Credit Facility and the note from a related party, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

The major elements of the net cash provided by (used in) operations for the quarter ended May 31, 1995 and for the same quarter last year are as follows ($000's omitted):

                                                Three Months Ended
                                                      May 31
                                                 1995       1994

NET LOSS                                       $ (176)    $ (287)

Adjustments to Reconcile Net Loss to
 Net Cash Provided by (Used in)
 Operating activities:

 Decrease(Increase) in Accounts Receivable        261        (12)
 (Increase) Decrease in Inventory                (245)       456
 Increase in Prepaid Expense                     (292)      (257)
 Decrease in Accounts Payable                     (69)      (304)
 Increase in Other Current Liabilities             87        546

 Net Increase in Non-Cash
  Expenses and Other Items                        175         60

 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                          $ (259)    $  202

The major components affecting the unfavorable period to period change in cash flow were the decrease in other current liability changes in the first quarter of this year due to the "remeasurement" of Brazilian Cruzeiros to U.S. dollars and an increase in inventory at our Brazilian subsidiary in the first quarter of this year compared to a decline in the first quarter last year.

The effect of accounts receivable on cash flow in the first quarter was a decrease of $238,000 in domestic accounts receivable and a decrease of $23,000 in Brazil accounts receivable. However, for the same period last year, domestic accounts receivable increased by $209,000 and Brazil accounts receivable decreased by $197,000.

The Registrant increased its note obligation to a related party in this quarter by $500,000 to liquidate accounts payable and other current liabilities.


The effect of exchange rate changes on cash and cash equivalents for the first quarter ended May 31, 1995 and for the same period last year was $43,000 and $(382,000), respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S.dollars as required by SFAS No. 52.

Results of Continuing Operations for the Period Ended May 31, 1995 and
1994

For the first quarter ended May 31, 1995 sales from continuing operations were $4,273,000 with loss from continuing operations of $176,000 or $.08 per share. This compares to sales from continuing operations of $4,765,000 with loss from continuing operations of $329,000 or $.15 per share in the first quarter last year.

     Loss From Operations


Sales for the first quarter were approximately 10.3% lower than the same period last year. The sales decrease was mainly in domestic industrial packaging. Despite the quarter to quarter decrease in sales, $269,000 of additional gross profit was generated in this quarter compared to the same period last year.

Cost of sales for the first quarter this year was 59.7% of sales compared to 69.5% for the prior year. The decrease in cost of sales is due to sales of higher margin products as well as improved manufacturing methods.

Selling, general and administrative expense decreased by $59,000 in the first quarter of this year compared to the same quarter last year due to staff reductions made in the latter part of fiscal 1995. These savings were partially offset by certain professional fees, as well as increases at our Brazilian subsidiary; a direct result of their increased sales volume.

The gain from foreign currency translation decreased by $16,000 for the first quarter of this year compared to the same period last year. A favorable Brazilian currency exchange rate caused this change.

Other Income and Expense

Interest expense increased by approximately $40,000, due to increased short term borrowings and higher interest rates.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

     MTD Service Corp. V. Weldotron Corporation
     Information with respect to this litigation is incorporated by reference to PART I, Item 3, Legal Proceedings, on page 13 of the Registrant's Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on June 7, 1995.

     In July 1994 the Company and its co-defendants filed a motion for summary judgment to dismiss the amended complaint. The motion was granted by the Judge in the United State District Court for the Southern District of New York. The Court's order, which dismissed MTD's complaint with prejudice, was signed on July 29, 1994. Subsequently MTD filed an appeal in the matter with the U.S. Court of Appeals, 2nd Judicial Circuit. On May 5, 1995 this appeal was dismissed by the Court by affirming the decision rict Court granting the Company's motion for the summary judgment.


Martin Siegel v. Weldotron Corporation
     Information with respect to this litigation is incorporated by reference to PART I, Item 3, Legal Proceedings, on page 13 of the Registrant's Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on June 7, 1995.

     On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and the other parties to the litigation were dismissed, with prejudice, (2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and (4) Mr. Siegel was awarded a life secured obligation of the Company.

Item 2. Changes in Securities

     On August 31, 1994, the Registrant borrowed Five Hundred Thousand ($500,000) Dollars from Lyford Corp. "Lyford", a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant.

     On August 31, 1994, the Registrant borrowed Five Hundred Thousand ($500,000) Dollars from Lyford Corp. "Lyford", a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant.

     On May 5, 1995, the Registrant concluded the rolling of this note into a new note in the amount of One Million ($1,000,000) Dollars.
The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. Although an independent appraisal has not been obtained, the Company management considered the application of APB 14 to the value of these warrants and believes that they are of no value at this time. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    One press release issued by the Registrant on April 18, 1995 regarding settlement with former chairman.


             (b)    Report on Form 8-K

                Two reports on Form 8K were filed in the quarter ended May 31, 1995 as follows

               Date                Item Reported
               ________            __________
               April 13, 1995      Settlement with former chairman
               May 5, 1995         Loan from related party

                       S I G N A T U R E





       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WELDOTRON CORPORATION
                                            Registrant


                                         By:  Varghese Reju
                                              Varghese Reju
                                              Treasurer and
                                         Chief Financial Officer



Date: July 17, 1995