Form 10-Q
period 1995-08-31
WELDOTRON CORP
filed 1995-10-16
CIK 105519

SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarterly Period Ended August 31, 1995

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

                                                  Yes   X     No


2,300,173 Shares of Common Stock were outstanding as of October 9, 1995.


     WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     ($000'S OMITTED EXCEPT SHARE DATA)
                                             Three Months Ended
                                                   August 31,
                                               1995          1994
                                             (Unaudited)  (Unaudited)
                                             ___________  ___________
NET SALES                                        $5,255        $4,505
COST AND EXPENSES:
 Cost of Sales                                    3,424         3,147
 Selling, General & Administrative Expenses       1,928         1,983
 Depreciation and Amortization                      124           127
                                                 ______        ______
                                                  5,476         5,257
                                                 ______        ______
LOSS FROM OPERATIONS                               (221)         (752)
                                                 ______        ______


OTHER INCOME/(EXPENSES):
 Foreign Currency Translation Gain (Loss)            (9)          162
 Other Income                                       165           165
 Interest Expense                                  (170)         (211)
                                                 _______       _______
                                                    (14)          116
                                                 _______       _______

LOSS FROM CONTINUING OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                      $ (235)       $ (636)
                                                 _______       _______
INCOME TAX PROVISION                             $  (91)       $   --
                                                 _______       _______

MINORITY INTEREST: SHARE OF INCOME                  (52)          (13)

LOSS FROM CONTINUING OPERATIONS                  $ (378)       $ (649)
                                                 _______       _______

DISCONTINUED OPERATIONS:
 INCOME FROM OPERATIONS                          $   --        $   38
                                                 _______       _______

NET LOSS                                         $ (378)       $ (611)
                                                 _______       _______


EARNINGS(LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                           $ (.16)       $ (.28)
 DISCONTINUED OPERATIONS                             --           .02
                                                 _______       _______

NET LOSS PER COMMON SHARE                        $ (.16)       $ (.26)
                                                 _______       _______

 DIVIDEND PER SHARE                                 NONE          NONE

WEIGHTED AVERAGE OF
 COMMON SHARES OUTSTANDING                       2,300,173     2,300,173

 See Notes to Condensed Consolidated Financial Statements.


     WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     ($000'S OMITTED EXCEPT SHARE DATA)
                                                Six Months Ended
                                                   August 31,
                                               1995          1994
                                             (Unaudited)  (Unaudited)
                                             ___________  ___________
NET SALES                                        $9,528        $9,270
COST AND EXPENSES:
 Cost of Sales                                    5,977         6,461
 Selling, General & Administrative Expenses       3,627         3,741
 Depreciation and Amortization                      247           256
                                                 ______        ______
                                                  9,851        10,458
                                                 ______        ______
LOSS FROM OPERATIONS                               (323)       (1,188)
                                                 ______        ______


OTHER INCOME/(EXPENSES):
 Foreign Currency Translation Gain                   29           216
 Other Income                                       300           330
 Interest Expense                                  (339)         (340)
                                                 _______       _______
                                                    (10)          206
                                                 _______       _______


LOSS FROM CONTINUING OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                      $ (333)       $ (982)
                                                 _______       _______
INCOME TAX PROVISION                             $  (96)       $   --
                                                 _______       _______

MINORITY INTEREST: SHARE OF (INCOME) LOSS          (125)            4

LOSS FROM CONTINUING OPERATIONS                  $ (554)       $ (978)
                                                 _______       _______

DISCONTINUED OPERATIONS:
 INCOME FROM OPERATIONS                          $   --        $   80
                                                 _______       _______

NET LOSS                                         $ (554)       $ (898)
                                                 _______       _______


EARNINGS(LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                           $ (.24)       $ (.42)
 DISCONTINUED OPERATIONS                             --           .03
                                                 _______       _______

NET LOSS PER COMMON SHARE                        $ (.24)       $ (.39)
                                                 _______       _______

 DIVIDEND PER SHARE                                 NONE          NONE

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING    2,300,173     2,300,173

 See Notes to Condensed Consolidated Financial Statements.

WELDOTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000'S OMITTED)
                                            August 31,    February 28,
                                                1995         1995
                                             (Unaudited)   (Audited)
                                               ________     _______

ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                     $     72    $    438
 Accounts Receivable (Net)                        2,378       2,461
 Inventories (Note B)                             9,305       9,025
 Prepaid Expenses and Other Current Assets          555         303
                                               ________     _______
TOTAL CURRENT ASSETS                             12,310      12,227

Property and Equipment at Cost                   12,259      12,076
Less Accumulated Depreciation & Amort.           (9,397)     (9,162)
                                               ________     _______

                                                  2,862       2,914
Other Assets                                        137         145
                                               ________     _______

TOTAL ASSETS                                   $ 15,309    $ 15,286
                                               ________     _______

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short Term Borrowings (Note C)                $  2,388    $  2,215
 Notes Payable:  Related Party (Note C)           1,000          --
 Accounts Payable                                 2,701       2,022
 Other Current Liabilities                        2,238       2,381
                                               ________     _______
TOTAL CURRENT LIABILITIES                         8,327       6,618
                                               ________     _______

Long-Term Debt-Net of Current Maturities
 (Note C)                                            --         750
Long Term Debt: Related Party (Note C)               --         500
Notes Payable - Non-Current                          10          --
Deferred Compensation                             1,072       1,088
Deferred Income                                      20          --
Minority Interests in Subsidiary                    864         754

Stockholders' Equity                              5,016       5,576
                                               ________     _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 15,309    $ 15,286
                                               ________     _______


The Balance Sheet at February 28, 1995, has been taken from the audited financial statements at that date, condensed and reclassified.

 See Notes to Condensed Consolidated Financial Statements.


WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     ($000'S OMITTED)
                                                   Six Months Ended
                                                      August 31,
                                                   1995       1994
                                               (Unaudited) (Unaudited)
                                                ________      _______



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $ (554)    $ (898)
     Adjustments to reconcile net loss to
     net cash flows provided by (used in)
     operating activities:
Depreciation and amortization                        247        256
Foreign currency translation gain                    (29)      (216)
Bad debt provision                                    13         13
Equity income from discontinued operations            --         80
Deferred compensation expense                         68         28
Minority interest in subsidiary net income (loss)    125         (4)
Gain on sale of property, plant and equipment        (11)        --
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                   12        267
Inventories                                         (273)       133
Prepaid expenses and other current assets           (189)      (160)
Other assets                                           4         33
Increase in current liabilities                      535        709
Decrease in other long-term liabilities              (84)       (24)
                                                  _______    _______
Total adjustments                                    418        955
                                                  _______    _______
Net cash provided by (used in)
operating activities                                (136)        57
                                                  _______    _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment          (202)      (186)
Proceeds from the sales of
property, plant and equipment                         11         --
                                                  _______    _______
Net cash used in investing activities               (191)      (186)
                                                  _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds under short-term borrowings             182        352
Proceeds from short-term debt - Related Party        500        500
Principal payments under capital lease obligations    --        (33)
Reduction of long term debt                         (750)      (750)
                                                  _______    _______
Net cash provided by (used in)
 financing activities                                (68)        69
                                                  _______    _______
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                  29        (15)
                                                  _______    _______
NET DECREASE IN CASH AND CASH EQUIVALENTS           (366)       (75)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       438        501
                                                  ______     ______
CASH AND CASH EQUIVALENTS, END OF PERIOD              72        426
                                                  ______     ______

See Notes to Condensed Consolidated Financial Statements.

     WELDOTRON CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:    Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of August 31, 1995 for the three and six month periods ended August 31, 1995 and 1994, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period.
Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 28, 1995.

Results of operations for the interim period are not necessarily indicative of the operating results for the full year.


Note B:    Inventories

Inventories at August 31, 1995, and February 28, 1995, are as follows:
($000's - Omitted)

                                       August 31,     February 28,
                                          1995           1995
                                       __________      ________
 Finished Goods                         $ 4,206        $ 3,858
 Work in Process                          3,072          2,852
 Raw Materials                            2,027          2,315
                                       __________      ________
                                        $ 9,305        $ 9,025
                                       __________      ________

Note C:    Long-Term Debt and Short-Term Borrowings

In June 1991, the Registrant entered into a credit facility (the Credit Facility) with Congress Financial Corporation, ("Congress") to provide a revolving line of credit and term loan for working capital purposes not to exceed $5,000,000. The interest rate is 3.75% over the CoreStates floating base rate which was 8.75% at August 31,1995. The Credit Facility further requires that the Registrant pay fees on the unused line of credit, for administration, and upon early termination of the Credit Facility. The Credit Facility was amended on May 19,1995 to decrease the line of credit and the term loan to $3,500,000 and extend the maturity date to June 25, 1996.

The Credit Facility is collateralized by substantially all of the assets of the Registrant and its domestic subsidiaries. Borrowings under the Credit Facility are limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in compliance with all financial covenants and terms of the Credit Facility as of August 31, 1995.

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

WELDOTRON CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Financial Condition
___________________

The Registrant's net working capital decreased from $5,609,000 at February 28, 1995 to $3,983,000 at August 31, 1995. The current ratio decreased from 1.85 at February 28,1995 to 1.48 at August 31, 1995. The changes in net working capital during the first half of this year were primarily related to the following:

- accounts receivable decreased 3% due to lower sales in the second quarter of this year compared to the fourth quarter of last year.

- inventories increased due to a buildup at our Brazilian subsidiary.

- prepaid expenses and other current assets increased due to insurance policy renewals and increased trade show expenditures.

- accounts payable increased due to extended payment terms with vendors.

- notes payable from a related party increased at August 31, 1995 due to the reclassification of $500,000 from long-term to short-term as well as an additional $500,000 received in the first quarter of this year.

At August 31, 1995 the Registrant had used approximately $2,344,000 of the Congress Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had unused borrowing availability of approximately $82,000 at August 31, 1995. Other short term borrowings include capitalized leases of approximately $44,000.

The availability of future borrowings depends upon the Company's compliance with the covenants contained in the Credit Facility agreement and the level of eligible receivables and inventories.

The Registrant's primary and secondary sources of liquidity at August 31, 1995 were the Congress Credit Facility and the note from a related party, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

The major adverse components affecting the unfavorable period to period change in cash flow from operating activities were: (1) The increase in inventory at our Brazilian subsidiary by $431,000 or 44% in the first six months of this year compared to an increase there of $64,000 or 18% in the first six months of last year. (2) A smaller decrease in accounts receivable due to sales activity which had experienced a greater decline last year between the fiscal year end and half year periods than between the fiscal year end and half year periods this year. (3) A smaller increase in current liabilities this year versus the similar six month period last year due to a combination of reduced commissions, lower escrow deposits from customers and the "remeasurement" of Brazilian Cruzeiros to U.S. dollars.

The Registrant increased its note obligation to a related party this year by $500,000 to liquidate accounts payable and other current liabilities.

The effect of exchange rate changes on cash and cash equivalents for the six months ended August 31, 1995 and for the same period last year was $29,000 and $(15,000), respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

Results of Continuing Operations for the Six Month Period Ended August 31, 1995 and 1994
______________________________________________________________________

For the second quarter ended August 31, 1995 sales from continuing operations were $5,255,000 with loss from continuing operations of $378,000 or $.16 per share. This compares to sales from continuing operations of $4,505,000 with loss from continuing operations of $649,000 or $.28 per share in the second quarter last year.

     Loss From Operations
     ____________________

Second Quarter
______________

Sales for the second quarter were approximately 16.6% higher than the same period last year. This is primarily due to an increase in sales at our Brazilian subsidiary from $690,000 to $1,568,000, or 127% between these quarters. Sales of domestic packaging systems increased by 2.2%, while our control segment's sales declined 23.8% in the second quarter this year compared to the same quarter last year.

Cost of sales for the second quarter this year was 65.2% of sales compared to 69.9% for the prior year. The decrease in cost of sales is due to sales of higher margin products as well as better utilization of fixed overhead dollars.

Selling, general and administrative expense decreased by $55,000 in the second quarter of this year compared to the same quarter last year due to staff reductions made in the latter part of fiscal 1995. These savings were partially offset by increases at our Brazilian subsidiary; a direct result of their increased sales volume.

First Half
__________

Sales for the first half of this year increased approximately 2.7% compared to last year. Sales at our Brazilian subsidiary increased from $1,211,000 to $2,610,000, or 116%, while sales in the domestic packaging group and controls segment declined 14.4% and 12.9% respectively, from last year's similar six month period.

Cost of sales for the first half of this year was 62.7% of sales compared to 69.7% of sales for the same period last year, reflecting sales of higher margin products as well as better utilization of fixed overhead dollars.



Selling, general and administrative expenses decreased in the first half of this year by $114,000 compared to the same period last year due to staff reductions which took place in the latter part of fiscal 1995. These savings were partially offset by certain professional fees and increases at our Brazilian subsidiary due to increased sales volume.

The gain from foreign currency translation decreased by $187,000 for the first half of this year compared to the same period last year due to slower movement this year in the Brazilian currency exchange rate.

Other Income and Expense
________________________

Second Quarter
______________

Other income in the second quarter this year was unchanged from the second quarter last year.

Interest expense decreased $41,000 in the second quarter this year compared to the second quarter last year due to reductions in short term financial expenses at our Brazilian subsidiary, which were partially offset by increased interest expense domestically, arising from higher average borrowings and higher interest rates.

The provision for income taxes was $91,000 in the second quarter this year versus no provision in the second quarter last year. The provision is based solely on taxable income from our Brazilian subsidiary of $169,000 for the quarter.

First Half
__________

Other income in the first half of this year decreased by $30,000 due primarily to a reduction in commission income at our Brazilian subsidiary.

Interest expense decreased by $1,000 in the first half of this year compared to the same period last year. Whereas domestic interest expense increased $106,000 due to higher average borrowings and higher interest rates, our Brazilian subsidiary experienced a $107,000 offsetting reduction.

The provision for income taxes was $96,000 in the first half of this year versus no provision in the first half last year. The provision is based solely on taxable income from our Brazilian subsidiary of $284,000 for the first half.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

     MTD Service Corp. V. Weldotron Corporation
     Information with respect to this litigation is incorporated by reference to PART I, Item 3, Legal Proceedings, on page 13 of the Registrant's Report on Form 10-K for the fiscal year ended February 28, 1995, filed with the Securities and Exchange Commission on June 7, 1995.

     In July 1994 the Company and its co-defendants filed a motion for summary judgment to dismiss the amended complaint. The motion was granted by the Judge in the United State District Court for the Southern District of New York. The Court's order, which dismissed MTD's complaint with prejudice, was signed on July 29, 1994. Subsequently MTD filed an appeal in the matter with the U.S. Court of Appeals, 2nd Judicial Circuit. On May 5, 1995 this appeal was dismissed by the Court by affirming the decision of the U.S.
District Court granting the Company's motion for the summary judgment.


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

     On May 5, 1995, the Registrant concluded the rolling of this note into a new note in the amount of One Million ($1,000,000) Dollars.
The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. Although an independent appraisal has not been obtained, the Company management considered the application of APB 14 to the value of these warrants and believes that they are of no value at this time. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The new note in the amount of one million ($1,000,000) dollars is due and payable on March 31, 1996.

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



                                            WELDOTRON CORPORATION
                                            Registrant


                                         By:  Michael McKee
                                              Michael McKee
                                       Vice President of Finance



Date: October 16, 1995