Form 10-Q
period 1995-11-30
WELDOTRON CORP
filed 1996-01-16
CIK 105519

SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarterly Period Ended November 30, 1995

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

                                                  Yes   X     No


2,300,173 Shares of Common Stock were outstanding as of January 10, 1996.


     WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     ($000'S OMITTED EXCEPT SHARE DATA)
                                               Three Months Ended
                                                  November 30,
                                               1995          1994
                                             (Unaudited)  (Unaudited)
                                             ___________  ___________
NET SALES                                        $4,225        $4,700
COST AND EXPENSES:
 Cost of Sales                                    2,839         3,492
 Selling, General & Administrative Expenses       1,862         2,280
 Depreciation and Amortization                      125           127
                                                  ______        ______
                                                  4,826         5,899
                                                  ______        ______
LOSS FROM OPERATIONS                               (601)       (1,199)
                                                  ______        ______


OTHER INCOME/(EXPENSES):
 Foreign Currency Translation Gain (Loss)            88           (90)
 Other Income                                       166            16
 Interest Expense                                  (174)         (114)
                                                  _______      _______
                                                     80          (188)
                                                  _______      _______

LOSS FROM CONTINUING OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                      $ (521)      $(1,387)
                                                  _______      _______
INCOME TAX PROVISION                             $  (40)      $    --
                                                  _______      _______

MINORITY INTEREST: SHARE OF (INCOME) LOSS           (75)           91

NET LOSS FROM CONTINUING OPERATIONS              $ (636)      $(1,296)
                                                  _______      _______


DISCONTINUED OPERATIONS:
 LOSS FROM OPERATIONS                            $  --        $   (14)
 LOSS ON DISPOSAL                                $  --        $   (56)
 LOSS RELATED TO
 DISCONTINUED OPERATIONS                         $  --        $   (70)
                                                  _______      _______
NET LOSS                                         $ (636)      $(1,366)
                                                  _______      _______

NET INCOME (LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                           $ (.28)      $  (.56)
 DISCONTINUED OPERATIONS                             --          (.03)
                                                  _______      _______

NET LOSS PER COMMON SHARE                        $ (.28)      $  (.59)
                                                  _______      _______

 DIVIDEND PER SHARE                                 NONE          NONE

WEIGHTED AVERAGE OF
 COMMON SHARES OUTSTANDING                        2,300,173   2,300,173

 See Notes to Condensed Consolidated Financial Statements.


     WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     ($000'S OMITTED EXCEPT SHARE DATA)
                                                Nine Months Ended
                                                  November 30,
                                               1995          1994
                                             (Unaudited)  (Unaudited)
                                             ___________  ___________
NET SALES                                       $13,753       $13,970
COST AND EXPENSES:
 Cost of Sales                                    8,816         9,953
 Selling, General & Administrative Expenses       5,489         6,021
 Depreciation and Amortization                      372           383
                                                 ______        ______
                                                 14,677        16,357
                                                 ______        ______
LOSS FROM OPERATIONS                               (924)       (2,387)
                                                 ______        ______


OTHER INCOME/(EXPENSES):
 Foreign Currency Translation Gain                  117           126
 Other Income                                       466           346
 Interest Expense                                  (513)         (454)
                                                 _______       _______
                                                     70            18
                                                 _______       _______


LOSS FROM CONTINUING OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                     $  (854)      $(2,369)
                                                 _______       _______
INCOME TAX PROVISION                            $  (136)      $   --
                                                 _______       _______

MINORITY INTEREST: SHARE OF (INCOME) LOSS          (200)           95

LOSS FROM CONTINUING OPERATIONS                 $(1,190)      $(2,274)
                                                 _______       _______

DISCONTINUED OPERATIONS:
 INCOME FROM OPERATIONS                         $    --       $    66
 LOSS ON DISPOSAL                               $    --       $   (56)
 INCOME RELATED TO
 DISCONTINUED OPERATIONS                        $    --       $    10
                                                 _______       _______

NET LOSS                                        $(1,190)      $(2,264)
                                                 _______       _______


NET INCOME (LOSS) PER COMMON SHARE:
 CONTINUING OPERATIONS                          $  (.52)      $  (.98)
 DISCONTINUED OPERATIONS                             --            --
                                                 _______       _______

NET LOSS PER COMMON SHARE                       $  (.52)      $  (.98)
                                                 _______       _______

 DIVIDEND PER SHARE                                 NONE          NONE

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING   2,300,173     2,300,173

 See Notes to Condensed Consolidated Financial Statements.

WELDOTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($000'S OMITTED)
                                            November 30,  February 28,
                                                1995         1995
                                             (Unaudited)   (Audited)
                                               ________     _______


ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                     $    297    $    438
 Accounts Receivable (Net)                        2,164       2,461
 Inventories (Note B)                             9,030       9,025
 Prepaid Expenses and Other Current Assets          477         303
                                               ________     _______
TOTAL CURRENT ASSETS                             11,968      12,227

Property and Equipment at Cost                   12,272      12,076
Less Accumulated Depreciation & Amort.           (9,439)     (9,162)
                                               ________     _______

                                                  2,833       2,914
Other Assets                                        115         145
                                               ________     _______

TOTAL ASSETS                                   $ 14,916    $ 15,286
                                               ________     _______

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short Term Borrowings (Note C)                $  2,256    $  2,215
 Notes Payable:  Related Party (Note C)           1,000          --
 Accounts Payable                                 2,457       2,022
 Other Current Liabilities                        2,746       2,381
                                               ________     _______
TOTAL CURRENT LIABILITIES                         8,459       6,618
                                               ________     _______

Long-Term Debt-Net of Current Maturities
 (Note C)                                            --         750
Long Term Debt: Related Party (Note C)               --         500
Notes Payable - Non-Current                          10          --
Deferred Compensation                             1,062       1,088
Deferred Income                                      30          --
Minority Interests in Subsidiary                    975         754

Stockholders' Equity                              4,380       5,576
                                               ________     _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 14,916    $ 15,286
                                               ________     _______


The Balance Sheet at February 28, 1995, has been taken from the audited financial statements at that date, condensed and reclassified.

 See Notes to Condensed Consolidated Financial Statements.


WELDOTRON CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     ($000'S OMITTED)
                                                   Nine Months Ended
                                                     November 30,
                                                   1995       1994
                                               (Unaudited) (Unaudited)
                                                ________      _______



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                   $ (1,190)  $ (2,264)
     Adjustments to reconcile net loss to
     net cash flows provided by (used in)
     operating activities:
Depreciation and amortization                        371        383
Foreign currency translation gain                   (117)      (126)
Bad debt provision                                    19         19
Decrease in assets held for sale                      --        700
Deferred compensation expense                         95        252
Minority interest in subsidiary net income (loss)    200        (95)
Gain on sale of property, plant and equipment        (29)        --
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                  207        222
Inventories                                         (102)       185
Prepaid expenses and other current assets            (32)      (449)
Other assets                                           5         39
Increase in current liabilities                      799      1,181
Decrease in other long-term liabilities             (121)       (37)
                                                  _______    _______
Total adjustments                                  1,295      2,274
                                                  _______    _______
Net cash provided by (used in)
operating activities                                 105         10
                                                  _______    _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment          (193)      (232)
Proceeds from the sales of
property, plant and equipment                         29         --
                                                  _______    _______
Net cash used in investing activities               (164)      (232)
                                                  _______    _______
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds under short-term borrowings              52        865
Proceeds from short-term debt - Related Party        500        500
Principal payments under capital lease obligations    (1)       (47)
Reduction of long term debt                         (750)      (750)
                                                  _______    _______
Net cash provided by (used in)
 financing activities                               (199)       568
                                                  _______    _______
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                 117       (534)
                                                  _______    _______
NET DECREASE IN CASH AND CASH EQUIVALENTS           (141)      (188)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       438        501
                                                  _______    _______
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 297      $ 313
                                                  _______    _______

See Notes to Condensed Consolidated Financial Statements.

     WELDOTRON CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:    Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of November 30, 1995 for the three and nine month periods ended November 30, 1995 and 1994, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period.
Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 28, 1995.

Results of operations for the interim period are not necessarily indicative of the operating results for the full year.


Note B:    Inventories

Inventories at November 30, 1995, and February 28, 1995, are as follows:
($000's - Omitted)

                                     November 30,     February 28,
                                          1995           1995
                                       __________      ________
 Finished Goods                         $ 3,983        $ 3,858
 Work in Process                          2,893          2,852
 Raw Materials                            2,154          2,315
                                       __________      ________
                                        $ 9,030        $ 9,025
                                       __________      ________

Note C:    Long-Term Debt and Short-Term Borrowings

In June 1991, the Registrant entered into a credit facility (the Credit Facility) with Congress Financial Corporation, ("Congress") to provide a revolving line of credit and term loan for working capital purposes not to exceed $5,000,000. The interest rate is 3.75% over the CoreStates floating base rate which was 8.75% at November 30,1995. The Credit Facility further requires that the Registrant pay fees on the unused line of credit, for administration, and upon early termination of the Credit Facility. The Credit Facility was amended on May 19,1995 to decrease the line of credit and the term loan to $3,500,000 and extend the maturity date to June 25, 1996.

The Credit Facility is collateralized by substantially all of the assets of the Registrant and its domestic subsidiaries. Borrowings under the Credit Facility are limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital require-ments, but in compliance with all other financial covenants and terms of the Credit Facility as of November 30, 1995. The Company obtained a waiver of default and renegotiated new minimum working capital requirements with its lender.

On August 31, 1994, the Registrant borrowed Five Hundred Thousand ($500,000) Dollars from Lyford Corp. "Lyford", a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of Two ($2.00) Dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On May 5, 1995, the Registrant concluded the rolling of this note into a new note in the amount of One Million ($1,000,000) Dollars. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. Although an independent appraisal has not been obtained, the Company management considered the application of APB 14 to the value of these warrants and believes that they are of no value at this time. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

WELDOTRON CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Financial Condition
___________________

The Registrant's net working capital decreased from $5,609,000 at February 28, 1995 to $3,509,000 at November 30, 1995. The current ratio decreased from 1.85 at February 28,1995 to 1.41 at November 30, 1995. The changes in net working capital during the first nine months of this year were primarily related to the following:

- accounts receivable decreased 12% due to lower sales in the third quarter of this year compared to the fourth quarter of last year.

- inventories were flat; a $691,000 reduction in domestic inventories was offset by a $696,000 build up at our Brazilian subsidiary.

- prepaid expenses and other current assets increased due to insurance policy renewals and increased trade show expenditures.

- accounts payable increased due to extended payment terms with vendors.

- other current liabilities increased due to increased customer deposits.

- notes payable from a related party increased at November 30, 1995 due to the reclassification of $500,000 from long-term to short-term as well as an additional $500,000 received in the first quarter of this year.

At November 30, 1995 the Registrant had used approximately $2,121,000 of the Congress Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had a borrowing overadvance of approximately $30,000 at November 30, 1995. Other short term borrowings include capitalized leases of approximately $41,000.

The availability of future borrowings depends upon the Company's compliance with the covenants contained in the Credit Facility agreement and the level of eligible receivables and inventories.

The Registrant's primary and secondary sources of liquidity at November 30, 1995 were the Congress Credit Facility and the note from a related party, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

The major components affecting the favorable period to period change in cash flow from operating activities were: (1) The 47% reduction in net loss and (2) a smaller increase in prepaid expenses and other current assets due to lower insurance premiums and trade show expenditures.

The Registrant increased its note obligation to a related party this year by $500,000 to liquidate accounts payable and other current liabilities.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended November 30, 1995 and for the same period last year was $117,000 and $(534,000), respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

Results of Continuing Operations for the Nine Month Period Ended
November 30, 1995 and 1994
______________________________________________________________________

For the third quarter ended November 30, 1995 sales from continuing operations were $4,225,000 with loss from continuing operations of $636,000 or $.28 per share. This compares to sales from continuing operations of $4,700,000 with loss from continuing operations of $1,296,000 or $.56 per share in the third quarter last year.

Loss From Operations
____________________

Third Quarter
______________

Sales for the third quarter were approximately 10.1% lower than the same period last year. This is primarily due to a decrease in sales of domestic packaging systems between these quarters. Sales of domestic packaging systems decreased by 18.9% from $3,147,000 to $2,551,000. The Company streamlined its product offering this year eliminating several low margin, custom made products which required extensive engineering time, as well as certain imported product lines which became less profitable due to unfavorable changes in exchange rates. Our control segment's sales declined 28.5% in the third quarter this year compared to the same quarter last year. Sales at our Brazilian subsidiary increased 48.2% in the third quarter this year compared to the same quarter last year.

Cost of sales for the third quarter this year was 67.2% of sales compared to 74.3% for the prior year. The decrease in cost of sales is due to sales of higher margin products.

Selling, general and administrative expense decreased by $418,000 in the third quarter of this year compared to the same quarter last year due to staff reductions made in the latter part of fiscal 1995 as well as lower provisions for deferred compensation. These savings were partially offset by severance accruals this quarter of $129,000 and increases at our Brazilian subsidiary; a direct result of their increased sales volume.

Nine Months
__________

Sales for the first nine months of this year decreased approximately 1.6% compared to last year. The Company streamlined its product offering this year eliminating several low margin, custom made products which required extensive engineering time, as well as certain imported product lines which became less profitable due to unfavorable changes in exchange rates. Sales at our Brazilian subsidiary increased from $1,946,000 to $3,699,000, or 90%, while sales in the domestic packaging group and controls segment declined 15.9% and 18.3% respectively, from last year's similar nine month period.

Cost of sales for the first nine months of this year was 64.1% of sales compared to 71.2% of sales for the same period last year, reflecting sales of higher margin products.



Selling, general and administrative expenses decreased in the first nine months of this year by $532,000 compared to the same period last year due to staff reductions which took place in the latter part of fiscal 1995, as well as lower provisions for deferred compensation. These savings were partially offset by certain professional fees, severance accruals and increases at our Brazilian subsidiary due to increased sales volume.

The gain from foreign currency translation decreased by $9,000 for the first nine months of this year compared to the same period last year due to slower movement this year in the Brazilian currency exchange rate.

Other Income and Expense
________________________

Third Quarter
______________

Other income in the third quarter this year was $150,000 higher than the third quarter last year due primarily to higher commission income generated by our Brazilian subsidiary.

Interest expense increased $60,000 in the third quarter this year compared to the third quarter last year due to increased interest expense, arising from higher average borrowings from a related party and higher interest rates.

The provision for income taxes was $40,000 in the third quarter this year versus no provision in the third quarter last year. The provision is based solely on taxable income from our Brazilian subsidiary of $151,000 for the quarter.

Nine Months
__________

Other income in the first nine months of this year increased by $120,000 due to a real estate tax abatement, and gains on sales of non-performing assets.

Interest expense increased by $59,000 in the first nine months of this year compared to the same period last year. Domestic interest expense increased $137,000 due to higher average borrowings and higher interest rates, whereas our Brazilian subsidiary experienced a $78,000 reduction.

The provision for income taxes was $136,000 in the first nine months of this year versus no provision in the first nine months last year. The provision is based solely on taxable income from our Brazilian subsidiary of $435,000 for the first nine months.

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

On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and the other parties to the litigation were dismissed, with prejudice, (2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and (4) Mr. Siegel was awarded a lifetime annual deferred compensation benefit of $100,000. The annual deferred compensation benefit is an unsecured obligation of the Company.

Item 2. Changes in Securities

On August 31, 1994, the Registrant borrowed Five Hundred Thousand ($500,000) Dollars from Lyford Corp. "Lyford", a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of Two ($2.00) Dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On May 5, 1995, the Registrant concluded the rolling of this note into a new note in the amount of One Million ($1,000,000) Dollars.
The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. Although an independent appraisal has not been obtained, the Company management considered the application of APB 14 to the value of these warrants and believes that they are of no value at this time. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The new note in the amount of one million ($1,000,000) dollars is due and payable on March 31, 1996.

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



Date: January 16, 1996