Form 10-K
period 1996-02-29
WELDOTRON CORP
filed 1996-06-14
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549

                                                     FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 29, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the Transition Period  From ________ to _________

     Commission File Number: 1-8381 W E L D O T R O N C O R P O R A T I O N (Exact Name of Registrant as Specified in its Charter) New Jersey 22-1602728 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.) 1532 South Washington Avenue, Piscataway, New Jersey 08855 (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (908) 752-6700 Securities registered pursuant to
Section 12(b) of the Act: Title of Class:  Name of Exchange on Which Registered:
Common Stock, $.05 Par Value American Stock Exchange Securities registered pursuant to Section 12(g) of the Act:
                                                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of May 20, 1996:

Common Stock.................$2,082,000

As of May 20, 1996 there were outstanding 2,300,173 shares of the Registrant's Common Stock, $.05 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's Proxy Statement for the Annual Meeting to be held in 1996 (the "1996 Proxy Statement") are incorporated by reference to Part III of this Report.

WELDOTRON CORPORATION

Index to Annual Report on
FORM 10-K
Twelve Months Ended February 29, 1996
(Dollar Amounts in Thousands)


PART I                                                                    Page


Item 1.   Business                                                           3

Item 2.   Properties                                                        11

Item 3.   Legal Proceedings                                                 13

Item 4.   Submission of Matters to a Vote of Security Holders               14

PART II

Item 5.   Market for Registrant's Common Stock and Related
                   Stockholder Matters                                      14

Item 6.   Selected Financial Data                                           14

Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15

Item 8.   Financial Statements and Supplementary Data                       21

Item 9.   Changes In and Disagreements with Accountants                     42

PART III

     The information called for by items 10, 11, and 12 of Form 10-K, to the extent not included in Part I of this Report, is incorporated herein by reference to the information included under the captions "Election of Directors", "Security Holdings of Management" and "Management Compensation" in the 1996 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions                    42

PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                               43


PART I

ITEM 1.  BUSINESS

     Weldotron Corporation (which, together with its subsidiaries, is herein called the "Company" or the "Registrant"), a New Jersey corporation organized in 1958, is engaged in two principal areas of activity -- packaging and industrial automation and safety controls. The two principal businesses are Packaging Systems Group an and the Safety and Automation Systems Group located in Piscataway, New Jersey in addition to the 60% owned subsidiary in Brazil engaged also in the packaging systems business. The Packaging Systems Group designs, manufactures and markets a comprehensive line of packaging machinery and systems for a broad range of industrial and consumer applications as well as innovative food packaging and weighing systems for supermarkets and fresh food processors. The Safety and Automation Systems Group manufactures and markets electronic systems for personnel safety and controls for monitoring high speed automatic production machinery. A communications subsidiary, Valiant International Multi-Media Corp. ("Valiant"), which was sold effective August 31, 1994, marketed multimedia products, video products, and audio/visual equipment and supplies.

     The following table sets forth the aggregate net sales derived from the two product groups in dollars and as a percentage of consolidated net sales for the fiscal years ended February, 1996,1995 and 1994 as restated to give effect to the sale of Valiant as of August 31, 1994.



                                    Fiscal Year                     Fiscal Year                 Fiscal Year
                                        Ended                          Ended                       Ended
                                 February 29, 1996               February 28, 1995           February 28,1994
                                  ---------------                ---------------             ----------------

                                                              (Dollars in Thousands)


Packaging
Systems                          $15,997        87%             $16,647        85%           $18,738       87%

Safety &
Automation
Systems                            2,318        13%               3,023        15%             2,724       13%

Total                            $18,315       100%             $19,670       100%           $21,462      100%


For additional details relating to industry segments, see the Notes to the Consolidated Financial Statements.


     A.   Packaging Systems Group

     The Packaging Systems Group designs, manufactures and markets a comprehensive line of packaging machinery and systems for a broad range of industrial and consumer applications as well as food packaging, weighing and labeling systems for supermarkets and fresh food processors. These systems employ either shrink or stretch packaging techniques.

     (i) Industrial Packaging Systems: The Company's industrial packaging machines and systems employ a technique called "shrink" packaging which utilizes specially formulated thermoplastic films that are oriented in the original manufacturing process to shrink with the application of heat. In actual operation, the product is enveloped in shrink film, the film is sealed, and the completely overwrapped product is passed through a hot air shrink tunnel where the heated air causes the film to shrink tightly around the product.

     The Company was a pioneer in the shrink packaging industry and is considered a leading developer of shrink packaging machinery. The Company's Industrial Packaging Systems group manufactures a broad line of shrink packaging systems designed to provide substantial user benefits such as lower packaging costs, increased productivity, and improved product appearance and integrity. Many standard models are offered from manual L-sealers and shrink tunnels up through fully automated form/fill/seal wrapping systems that include feeders, collators and speed modulated conveyors.

     Industrial Packaging's line of manually operated shrink packaging machines is believed to be among the highest quality machines of their type. These machines incorporate features not generally found in competitive low-end units such as electronic timing, microprocessor controls, self-compensating temperature controls and low operating costs and maintenance requirements.

     Industrial Packaging's medium speed equipment program includes the new FastPakTM series of automatic L-sealers. The FastPak series features a unique "vertical rising" seal head that maximizes machine operating speed and produces stronger seals than pivoting type seal bars found on competitive machines. Other features include single level operation for smooth product transfer, adjustable film forming plow for quick product changeover, and heavy duty unibody steel construction for longevity.

     The Company's high-speed automatic equipment is of the type known as horizontal form, fill and seal. It functions by forming film into a tube, feeding the products to be wrapped at spaced intervals into the tube, and then sealing and cutting the tube between successive products. The result is a film-wrapped package which is then passed through a high-speed shrink tunnel for the final stage of shrinking. The principal applications for these systems have been the packaging of computer software and memory disks, magnetic tapes, cassettes, books, hardware, toys, gift items and the like wherein large quantities of items must be packaged and shipped in relatively short time intervals.

     The Company also offers an economically priced, in-line form-fill shrink packaging system that targets a medium speed niche market for larger industrial products. The Company has expanded this product range to include an edge seal version to target the tape, cassette, CD and entertainment products industries.

     The Company's high speed automatic shrink packaging systems also provide what the Company believes to be a practical, cost-effective method for tamper-evident packaging for food and non-food products.

     (ii) Stretch Packaging Systems: The Company introduced the first automatic four-way stretch packaging machines in the United States during the 70's. These systems use semi-elastic plastic films to wrap food products such as meat, poultry, seafood and produce. These packaging systems mechanically stretch plastic film tightly around the food product, which is generally in a tray, and then lap the plastic film over itself on the bottom of the tray and seal the package. The result is a transparent, skin-tight wrap on the display surface of the tray.

     Our automatic stretch packaging systems function by cutting and feeding a predetermined size sheet of plastic film into position above an elevating mechanism. The product to be wrapped is transferred onto the elevator and then raised into contact with the film while the periphery of the film is gripped by controllable tension clamps. The film is thus stretched around the product and the wrap is completed by mechanically tucking the film under the product. The wrapped product is then discharged over a hot belt which seals the film under the product. Variations of these systems based on horizontal form/fill stretch wrapping for high speed applications in food processing plants are also offered. There are currently a choice of models of stretch packaging systems in the Company's line intended for central packaging operations (warehouse or packaging plants) while others are intended for operation in supermarkets.

     The Company recently introduced the ULTRAMATIC High Performance wrapper specifically designed for larger high volume super-stores, a niche market that the Company believes offers growth potential. With continued refinement the ULTRAMATIC machines are increasingly successful.

     The wrapping operation, particularly in supermarkets, is generally followed by a weighing and labeling operation. After an extensive development program in the early 80's, the Company developed WeighwrapR, a fully integrated system, by combining a stretch packaging system with: (i) a microcomputer featuring alpha numeric keyboard entry and a large memory capacity, (ii) an air-blow labeler with thermal printing capabilities that has no moving parts, no ink, and no ribbon, and (iii) an electronic solid state load cell scale. Building on the success of the ULTRAMATIC series, the Company recently introduced a new generation of automatic stretch wrappers for supermarkets called ULTRAMATE. The ULTRAMATE is the first wrapper capable of integration with counter-top scales, low-end prepack scales and automatic weigh-labeling units from different manufacturers.

     The Weighwrap system performs the following functions:

1. As the product to be wrapped is placed on the infeed of the wrapper, it is weighed by an electronic solid state load cell scale.

2.   The  weight  information  is  converted  to  digital  form  and  fed  to  a
     microcomputer   which  calculates  the  sale  price  of  the  product  from information stored in the computer's memory.

3. The weight, sale price, and other optional information, are thermally printed on a label which is automatically applied to the package as it is discharged from the wrapper.

     The Weighwrap system is covered by patents granted in 1985 which run through 2002. In 1990, the Company settled litigation concerning the Weighwrap patents against the Hobart Division of Premark International. Following the successful completion of the Hobart litigation, the Company licensed one of the patents to other manufacturers and received initial royalty fees covering prior periods. The Company expects to receive future royalties on the patents through 2002 based on percentages of sales of licensees' products. Seven companies are now licensed under the Weighwrap Patent.

     In addition, a system combining a package positioning and conveying unit with an electronic scale, a microcomputer, and a labeler has been developed to be used in conjunction with previously sold stretch wrapping equipment at either the in-store or central packaging level, providing the user with the advantages of a Weighwrap system.

     The Company has been experiencing intense competition in the supermarket equipment market. (See Item 1 E. Competition). To offset such competition, the Company concentrated more of its efforts on fresh food packaging applications for food processor and central packaging plants.

     B.   Safety and Automation Systems Group

     The Safety and Automation Systems Group designs, manufactures and markets a line of solid state industrial electronic control systems for personnel safety and quality control monitoring of automatic production machinery. Certain models are manufactured in Piscataway, New Jersey while others are manufactured elsewhere in accordance with the Company's specifications. The electronic controls protect operators from injury, prevent tool damage, and detect production malfunctions. Areas of concentration within this market are electronics, automotive and appliances. Secondary markets consist of packaging, plastics, special machines, and robotics area guarding.

     Safe-T-Lite is the trade name of the Company's product line of infrared presence sensing devices designed to comply with current standards for machine guarding. The addition of the 8230 Thin Line Series has allowed the Company to gain market share. The Company now offers what it believes to be one of the widest variety of sizes and options of presence sensing devices.

     PMD - Programmable Monitoring Device - is the Company's latest entry into the die protection market. The unit incorporates advances in microprocessor technology and is designed to prevent costly damage due to improper parts ejection, die overload, misfeed, and other malfunctions of automatic press operations. The PMD has 6 Channel capability, each with the ability to program one of 5 functions.

     Pro-Set is a resolver based multi-functional press automation controller. It combines the features of 16-channel programmable limitswitch with an advanced 12-station programmable die protection system and a brake monitor which complies with OSHA 1910.217 (b 14). It features 200 job set-up memory capability.

During this fiscal year the Company completed the transition from purchasing the majority of the Safety and Automation Systems division product off-shore to a domestically sourced and manufactured product.

     C.   Discontinued Operations

      Due to management's desire to focus on its core businesses--packaging and safety and automation--it decided in the first quarter of Fiscal '95 to divest its communications subsidiary, Valiant International Multi-Media Corp. The subsidiary was sold effective August 31, 1994 to a group of investors which included the management of the subsidiary and a Company director (subsequently resigned).

     The product line of the discontinued operation consisted of video equipment, tape recorders and other audio devices, computer equipment and accessories, books and other related products. These products targeted professional markets that included schools, business and industry, government agencies, hospitals, libraries, television and radio stations and colleges. Some of the products were produced to Company specifications and were assembled and packaged to meet market needs. None were manufactured by the Company.

     D.   Manufacturing

     The Company conducts North American manufacturing operations in a leased, one-story plant consisting of 256,000 square feet located on a 15 acre site in Piscataway, New Jersey.

     Manufacturing of packaging systems are conducted on a batch production basis using progressive assembly methods. The Company fabricates the parts used in its finished products from raw materials and components and produces most of its sub-assemblies, except for certain parts and sub-assemblies supplied by selected domestic and foreign suppliers. These parts, components and sub-assemblies are carried in inventory in anticipation of projected sales and are then assembled into finished products according to production schedules. In general, manufacturing of standard machines is commenced in anticipation of orders rather than to meet existing backlog. The manufacturing processes for the Company's products take several months, depending upon their size, complexity and quantity. However, it has generally been the Company's experience that except for customized equipment (which is made to order), most orders received are for items that are in the process of being manufactured or are in inventory. The Company also maintains an extensive spare parts inventory to meet customer needs.

     The raw materials used by the Company include steel, copper, brass, aluminum and various plastics. Some components including motors, transformers, fittings, electrical and electronic components, drives, and general purpose hardware, are purchased by the Company. Many of the purchased components are built to the Company's specifications. The Company believes that it is not dependent upon any single supplier for any raw material or component.

     The Company's products are designed to operate efficiently over long periods, and rigorous inspection procedures are performed to insure that its manufacturing processes result in products meeting these and other requirements.

    The  Company's   products  are  serviced  at  its  customers'   premises  by
distributors, dealers or the Company's technicians.

     The Company generally provides its customers with express limited written warranties covering its industrial packaging equipment for a period of 90 days and its food packaging equipment for a period up to two years.

     The Company also has a manufacturing plant in Nova Odessa, Brazil.

     E.   Marketing and Sales

     The Company sells its packaging equipment in North America to industrial companies, food processors, and supermarkets directly and through packaging machinery distributors and dealers. For the fiscal year ended February 29, 1996, approximately 34% of the Company's sales were made directly to the end user and approximately 66% were made through other distribution channels. Direct sales are more prevalent in stretch packaging systems than in shrink systems. Stretch wrapping machinery sales to supermarkets, however, are generally made through independent dealers who specialize in sales and service in selected cities or regions. The Company's largest customer is W.R. Grace and Co., which buys packaging equipment from the Company for resale. For the fiscal years ended February 29, 1996, and February 28, 1995, and 1994 respectively, sales to W.R. Grace and Co. accounted for approximately 8%, 6%, and 14% respectively, of the consolidated net sales of the Company.

     Regional sales territories are managed by the Company's staff of regional managers, who provide distributors sales training and sales support. The Company participates in domestic and foreign trade shows and maintains an in-house marketing services staff that handles product publicity, advertising, and promotion. Advertising is generally placed in trade journals.

     The Company's backlog of unshipped customer orders was approximately $2,200 and $1,653 at February 29, 1996 and February 28, 1995, respectively.
     Foreign sales, which aggregated approximately 9% of net consolidated sales for the fiscal year ended February 29, 1996 are carried out directly and by certain appointed distributors.

     The Company's Brazilian subsidiary, Weldotron do Brasil, Ltd. (WdB), is included in the consolidated results of the Company. It is 60% owned by the Company, with the remaining 40% being Brazilian owned. WdB has been a subsidiary of the Company since 1973. The Company believes that WdB has a substantial share of the Brazilian shrink packaging equipment market; however competition from imported equipment is intense.

     Weldotron do Brasil manufactures industrial packaging systems for sale in Brazil and certain South American export markets. WdB owns a 21,000 square foot production facility in Nova Odessa, Brazil which it constructed and occupied during fiscal 1990.

     Although the Brazilian economy showed increasing economic activity this year, inflation continues to disturb the relative price of goods and services, leaving the economic situation uncertain.

     In October 1994, the local management of the company submitted a proposal to buy the Brazilian operations. However, the Company rejected the offer due to unsatisfactory terms. The Company obtained the services of an investment banker to prepare a valuation of the entire Brazilian operations comprising the packaging machinery business and the real estate. According to this valuation, the entire value of this business was approximately $1,950, before the fiscal 1996 distribution of capital. The Company has instructed this firm to find a possible buyer for the Brazilian operations assuming an appropriate price would be realized.

     For the past several fiscal years, the Company has experienced fluctuations in reported financial results due to Brazilian currency translation gains and losses. The Company is not capable of determining future translation gains or losses and is uncertain of their effects on reported results in future periods.

     F.   Competition

     The Company faces intense competition in all of its product lines. The Company competes primarily on the basis of quality, service, technology and price.

     The Company's principal competitors in shrink packaging are Great Lakes Corporation, Shanklin Corporation and a variety of Japanese producers. Great Lakes Corporation and Shanklin Corporation are comparable in size to the Company. Although definitive statistics are not available, the Company believes that it has an important share of the high-speed automatic shrink packaging equipment market in the United States.

     The Company's principal competitors in stretch packaging and weighing systems are the Hobart Division of Premark International, Inc. and Toledo Scale, which are larger than the Company. The Company believes that these competitors possess far greater resources than the Company.

     The Company holds and has filed applications for United States and foreign patents relating to many of its products. The Company also has certain registered trademarks. The Company has licensed some of its technology to other manufacturers.

     G.   Employees

     At February 29, 1996, the Company had approximately 111 domestic employees, including 68 engaged in manufacturing, 6 in engineering and design, 6 in technical service and support, 21 in sales and marketing, and 10 in general and administrative functions. Comparatively, last year the Company had approximately 103 domestic employees, which included 48 engaged in manufacturing, 8 in engineering and design, 8 in technical service and support, 24 in sales and marketing and 15 in general and administrative functions.

     The Company's manufacturing employees predominantly work a single shift. Approximately 60 of the Company's manufacturing employees are represented by Local 427 of the International Union of Electrical, Radio and Machine Workers AFL-CIO.

     A labor contract covering the Company's manufacturing employees was successfully concluded in March 1994 for the period March 1994 through March 1997. The Company generally considers its labor relations to be satisfactory.

     The Company's Brazilian subsidiary employs about 78 people.

ITEM 2. PROPERTIES

     The continuing operations of the Company and its subsidiaries occupy the plants and offices described on the following page:

WELDOTRON CORPORATION AND SUBSIDIARIES
PROPERTIES

                      Aggregate         Est.                                              Owned      Lease
                      Floor Area        Percent           Principal                        or        Term.
Location              (Sq. Ft.)         Util.             Use               Segment       Leased     Date       Notes


Piscataway,            256,000           35%(1)            Manufacturing    Packaging     Leased      2005       (1)
New Jersey                                                 Warehousing,     Systems,
                                                           General and      Communi-
                                                           Corporate        cations
                                                           Office           and
                                                                            Controls


Sao Paulo,               3,000            100%             General          Packaging     Leased      1998
Brazil                                                                      Systems

Nova Odessa,            21,000            100%             Manufacturing,   Packaging     Owned        N/A       (2)
Brazil                                                     Warehousing,     Systems
                                                           General
                                                           Office


Notes:
(1) Personnel reductions and reduced space requirements due to the use of demand flow manufacturing concepts. The current space requirement is only 90,000 sq. ft. Therefore the Company is actively seeking to sublease the excess square footage. It is anticipated that the sublease income will exceed the remaining lease obligations and amortization of the leasehold improvements.

(2)  Property is free of encumbrances.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company as of February 29, 1996. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that any compensatory damage claims are adequately covered by insurance.

Martin Siegel vs. Weldotron Corporation

     On November 23, 1994, the Registrant was served with a lawsuit filed by Martin Siegel in the Superior Court of New Jersey, naming the Company as the defendant. The other defendants named were: William L. Remley and Richard C. Hoffman, officers and directors of the Company; Richard Kramer, John D. Mazzuto, Bryon Fusini and Fred H. Rohn, directors of the Company; Lyford Corp., a major shareholder of the Company and Mentmore Holdings Corp. Until earlier this year, Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company. On or about November 2, 1994, the Company terminated Mr. Siegel's employment agreement for cause. Mr. Siegel alleged, among other things, that the Company breached its obligations to him under his employment agreement by forcing his resignation as Chairman of the Board and Chief Executive Officer, ceasing his regular salary and failing to fund a grantor trust designed to secure Mr. Siegel's deferred compensation benefits. The defendants were also served with an Order to Show Cause, seeking to secure an immediate funding of the grantor trust and summary disposition of his claims.

     On January 3, 1995, the court denied Mr. Siegel's request for a preliminary injunction mandating the immediate funding of the grantor trust and for the matter to proceed summarily. Periodic payments of Mr. Siegel's annual deferred compensation benefits were deposited into an escrow account pending a final determination of this matter.

     On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the
Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and the other parties to the litigation were dismissed, with prejudice,
(2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and (4) Mr. Siegel was awarded a lifetime annual deferred compensation benefit of $100. The annual deferred compensation benefit is an unsecured obligation of the Company.

Product Safety Program

     The Company has a product safety program which has been implemented in response to the burgeoning litigation against corporations in America. The program includes, among other things, taking a proactive and aggressive course of action to defend against alleged claims for damages including immediate investigation if an injury is reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the American Stock Exchange (Symbol
WLD). High and low prices for each quarter during Fiscal Year 1996 and Fiscal Year 1995 and information relating to dividends are:


                                             For the years ended February 28
                                           1996                         1995
                                      High        Low              High         Low
1st  Quarter                         $1-1/8        $9/16          $2-5/8      $1-13/16
2nd  Quarter                            7/8         1/2            2-5/8        1-3/4
3rd  Quarter                           1-1/4        7/16          2-11/16       1-5/8
4th  Quarter                          1-5/16        5/8            1-7/8         13/16


     No dividends have been paid to date and the Company does not anticipate the
payment  of  future   dividends.   The  Company's  loan  agreements  also  place
restrictions on the amounts of dividends that can be paid.

There were  approximately  561 stockholders of record at February 29, 1996.
The Company believes that a significant number of beneficial owners of stock hold their shares in "street" names.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company for each of the last five fiscal years are set forth on the following page:


WELDOTRON CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in thousands except share data)

                                                     For Fiscal Years Ended February

                        1996          1995        1994       1993       1992


Net Sales ..........   $ 18,315    $ 19,670    $ 21,462    $ 19,046    $ 21,923

Gross Profit .......   $  5,901    $  7,234    $  6,265    $  5,341    $  5,991
(Loss) From
 Continuing
 Operations ........   $ (2,754)   $ (3,202)   $(2,361)    $(3,009)    $ (1,961)
Other Income
 (Expense) .........   $     99    $   (110)   $    101    $     (7)   $    597
Loss From
 Continuing
 Operations
 Net of Taxes ......   $ (3,134)   $ (3,418)   $(2,223)    $ (3,099)   $(1,193)
Gain (Loss)
 From
 Discontinued
 Operations ........   $   --      $    (16)   $     12    $    (22)   $ (1,028)
Net Loss ...........   $ (3,134)   $ (3,434)   $(2,211)    $ (3,121)   $(2,221)
Net (Loss)
 Earnings
 Per Share:
 Continuing
 Operations ........   $ (1.36)$   $  (1.49)   $  (1.05)   $  (1.70)   $   (.65)
Discontinued
 Operations ........   $   --      $    .00    $    .01    $   (.01)   $   (.56)
Net Loss
 Per Share .........   $  (1.36)   $  (1.49)   $  (1.04)   $  (1.71)   $  (1.21)

Total Assets .......   $ 12,217    $ 15,286    $ 17,047    $ 18,550    $ 20,175
Working Capital ....   $  3,989    $  5,933    $  7,621    $  8,649    $  9,507
Long-Term Debt .....   $  1,750    $  1,250    $    777    $    835    $    853
Stockholders Equity    $  2,442    $  5,576    $  9,010    $ 10,114    $ 13,235



See Item 7 for Management's Discussion and Analysis of Financial Condition and Liquidity and Results of Operations.

Statements of Operations and balance sheet data is reclassified for discontinued operations. (See Note 4 to the consolidated financial statements).

No cash dividends have been distributed during the periods presented.

ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, including the Notes thereto, and the information presented under the caption, "Selected Consolidated Financial Data". All information is based on the Company's fiscal year-end of February. All amounts are in thousands except as noted.

FINANCIAL CONDITION AND LIQUIDITY

The primary and secondary sources of financing for the Company during the year were a secured revolving line of credit and term loan with Congress Financial Corporation (the Credit Facility) and notes from Related Parties, respectively. The Credit Facility was originally entered into on June 25,1991, with a revolving line of credit and term loan for working capital purposes not to exceed $5,000, which replaced the Company's existing credit facility. In June 1996, the credit facility was amended to decrease the line of credit to $2,500, extend the maturity date to June 25, 1997, and reset the financial covenants as outlined later. The Credit Facility will remain the Company's principal source of operating liquidity.
Available borrowings are based on certain percentages of eligible receivables and inventory.

At February 29, 1996 the Company had used approximately $1,514 of the Congress Credit Facility (See note 7 to the consolidated financial statements). Based on the advance percentages of eligible receivable and inventory, the Company had unused borrowing availability of approximately $61 at February 29, 1996.

The principal covenants in the Credit Facility, as amended, require that the domestic consolidated tangible net worth and domestic consolidated working capital as amended in the financing agreement, should be at least $1,050 and $1,700 respectively. Additionally, capital expenditures should not exceed $500 per year. At February 29, 1996 the Company was in compliance with all covenants, as amended, in the Credit Facility, with domestic consolidated tangible net worth at $2,078 and domestic consolidated working capital at $2,585 computed as defined in the financing agreement. Capital expenditures were $231 for the year.

On August 31, 1994, the Company borrowed $500 from Lyford Corporation, an affiliated company that owns 19.56% of the issued and outstanding common stock of the Company. The loan bears interest at 12% per annum and was originally due on February 29, 1996. Effective March 1, 1995, this note was rolled into a new note in the amount of $1,000, in consideration of an additional advance of $500 received from Lyford. The new note was originally due and payable on or before March 31, 1996. The note was subsequently extended until April 1, 1997. The new note as extended carries interest at 14% per annum. In connection with this financing, the Company granted Lyford on August 5, 1994, a Common Stock Purchase Warrant to purchase up to 200,000 shares of common stock at $2.00 per share and on May 5, 1995 a warrant to purchase up to 1 million shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire in August 2004 and April 2005. The market price of the Company's stock at the date of the grants was $2 in August 1994 and $.875 in May 1995.

In January, 1996 the Company entered into a $500 revolving loan agreement with Exford Corp. an affiliated company of Lyford. The Registrant borrowed $150 toward this note which bears interest at 14% and is due and payable on January 31, 1997. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under its lease, together with any rents due and payable to the Company.

     The Company's net working capital and current ratio decreased from last year. Net working capital decreased from $5,933 to $3,989 and the current ratio decreased from 1.90 to 1.67. The major changes in the net working capital from year to year were the following: Accounts receivable decreased from $2,461 last year to $2,000 this year due to a 17.1% decline in domestic sales from last year coupled with improved collection performance at our Brazilian subsidiary. Inventories decreased from $9,025 last year to $6,653 this year due to an inventory valuation allowance of $1,085 required to reduce inventory to the net realizable value this year coupled with efforts to keep inventory levels in line with reduced sales. Prepaid expenses and other current assets increased from $303 last year to $563 this year primarily due to a shift in policy periods for certain business insurance coverages as a result of obtaining annual premium savings. Short term borrowings decreased from $2,178 to $981 due to better working capital management, which is partially offset by the Exford note issued in fiscal 1996 which is due on January 31, 1997. Accounts payable and other current liabilities increased from $4,440 last year to $4,967 due to the extension of terms received from major vendors. These extended payment terms are expected to continue in 1997.
Capital expenditures excluding finance-type leases were $231 for 1996 compared to $399 last year.

     The Company expects capital expenditures to approximate $117 in 1997 and intends to use leases to finance such investments where practical. At February 29,1996, the Company had minor commitments for capital expenditures. The Company's sixty percent owned Brazilian subsidiary Weldotron do Brazil, was financially self-sufficient for the year and is expected to be so again in 1997. Brazil operates in a highly inflationary economy. As a hedge against inflation, in prior years, Weldotron do Brazil had invested excess cash in three real estate apartments as investment property. One apartment was sold in fiscal 1995, with the proceeds distributed as dividends in a 60% and 40% relationship between Weldotron U. S. and the minority interest. At the end of fiscal 1996, title to one of the remaining two apartments was transferred to Weldotron, U.S. (approximately a 60% interest in the total value of the two) at a carrying value of $377. The Company has enlisted the services of a broker for the sale of this apartment to raise additional cash.

The major component affecting the operating cash flow adversely this year and last year was the operating losses. However, these adverse changes were largely offset by decreases in inventory levels due to non-cash inventory valuation reserves and tighter controls, accounts receivable due to improved collection performance, and a net increase in total current liabilities due to reasons described earlier.

     The Company invested $231 in property plant and equipment this year compared to $399 last year. These capital expenditures were primarily made to enhance productivity in the manufacturing operations at our Brazilian subsidiary.

The effect of exchange rate changes on cash and cash equivalents for the year ended February 29, 1996 and the prior year was $306 and $375 respectively. This is attributable to Brazil's highly inflationary economy and the "Remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

In view of the decreasing market share and losses over the past several years, the Company downsized its organization considerably during fiscal 1995 and 1996. These personnel reductions together with the domestic inventory reduction program and the use of flexible manufacturing concepts has resulted in excess floor space (which the Company is actively looking to sublease) at the Company's Piscataway, NJ headquarters. The Company has currently brokered for sale its interest in an apartment which was formerly held for investment purposes by its Brazilian subsidiary, and for which title was transferred to Weldotron U.S. at the end of the fiscal year. With the infusion of cash from the aforementioned items, an increase in sales coupled with a lower break-even as a result of the downsizing and subleasing, and the renewal in June, 1996 of the Congress Credit Facility through June, 1997 the Company's cash requirements for operating needs and capital expenditures in the next twelve months may be met.

RESULTS OF OPERATIONS

Fiscal Year 1996 Compared To 1995
Net Sales from continuing operations were $18,315 which is a decrease of 6.9% from $19,670 in 1995. The sales decrease was all domestically related. Domestic packaging systems sales declined from $13,097 to $11,050 or 15.6%, whereas sales in the Control segment declined from $3,023 to $2,318 or 23.3%. The Brazilian subsidiary increased its sales from $3,550 in 1995 to $4,947 in 1996, or 39.4%. Domestically, the Company streamlined its product offering this year eliminating several low margin, custom made products which required extensive engineering time, as well as certain imported product lines which became less profitable due to unfavorable changes in exchange rates. The Control segment suffered from lack of inventory, unfavorable exchange rates and exorbitant price increases. In response, it shifted sourcing to domestic production on 50% of its product line and discontinued products accounting for 15% of previous year's sales. The control segment is now producing domestically adequate inventory at competitive prices to support demand, and is rebuilding its business.

Continued cautious capital spending in the economy and fierce competition in certain segments of the market have contributed to the domestic revenue decline. In response to the latter situation, the Company has lowered prices on certain products, while restructuring certain manufacturing operations to minimize any margin impacts.

The Loss From Continuing Operations decreased to $3,134 from $3,418 last year. The decrease resulted from substantially reduced operating expenses and deferred compensation this year.

Gross margin decreased from 36.8% to 32.2% of sales in 1996 and from $7,234 to $5,901 in dollars. $1,085 in inventory valuation reserves were charged to the period and despite certain savings achieved in material and labor costs domestically, the Brazilian subsidiary's material cost increased from 29.8% of sales to 33.3%.

In terms of dollar contribution, the Brazilian subsidiary's gross margin increased $664 due to higher sales on a relatively fixed level of overhead expenses, while the Control segment's and the Domestic Packaging segment's gross margins declined $316 and $1,681 respectively.

The Company's selling, general, and administrative expenses decreased this year by $1,406 to $6,658 compared to last year. The Piscataway, New Jersey location had a decrease of $1,710, while the Brazilian location had an increase of $304. The decrease in Piscataway was in: a)salaries and wages of $801, b)legal fees of
     $290, c) benefits of $203 and d)advertising and trade shows of $183. The increase at Brazil was primarily due to selling and distribution expenses.

In the current year, the Company recorded a reserve of $1,085 to write down inventory to net realizable value. This compares to a total charge of $1,031 in the prior year comprised of $390 in reserves to write down inventory to net realizable value, and $641 of write offs due to discontinued product lines. The inventory write off related to discontinued product lines was part of an overall reassessment program of future product plans and streamlining of existing products that began during calendar 1993 and which continued through fiscal 1995 due to the complexity of the review process.

The decrease in deferred compensation expense this year by $497 is due to the effect of a settlement last year of a lawsuit brought by a former officer resulting from early termination which increased his deferred compensation from $80 to $100 per annum and the recognition of increased life expectancy of two former officers reflected in the valuation.

Other Income and Expenses this year included a foreign currency translation gain of $345 compared to $344 last year with respect to the Company's Brazilian subsidiary. These translation gains represent inflationary gains for these years on the net assets of the Brazilian subsidiary. Brazil operates in a highly inflationary economy. Accordingly, the results from the Brazilian operations may be significantly affected by such fluctuations. The general price index for the current year was 15% compared to 869% for the prior year. The official selling rates of exchange to the U.S. dollar were $1 equals R$0.9726 this year compared to $1 equals R$0.8460 last year (In fiscal 1995, the Brazilian currency was changed from Cruzeiros to Reals). The current and historical levels of inflation in Brazil and the changing exchange rates cannot be expected to affect future periods to the same extent, or even in the same direction as were the current and prior years affected. Interest expense increased by $121 due to increased average borrowings from a Related Party and higher interest rates. Royalty income this year was $42 compared to $84 last year. The Company expects to receive future royalties on patents through 2002.
Commission income generated entirely by our Brazilian subsidiary increased from $109 last year to $489 this year.

RESULTS OF OPERATIONS

Fiscal Year 1995 Compared To 1994
Net Sales from continuing operations in 1995 were $19,670 which was a decrease of 8.3% from $21,462 in 1994. The sales decrease was all in the Domestic Packaging Systems segment which declined from $16,147 to $13,097 or 19%. This decline was partially due to two non-repeat orders for a total of $1,500 included in fiscal 94 sales. But for these orders, the year to year decline would have been 10.6%. The Company believed that the decrease in packaging equipment sales is due to a combination of cautious capital spending in the economy and increased competition in certain segments of the market. Sales from the discontinued product lines in 1995 were not significant and therefore the decision to discontinue these product lines will have no material effect on sales or profits. The Company remained committed to its programs of price competitiveness and production cost efficiency.

     Sales of the Controls segment increased in 1995 to $3,023 compared to $2,724 in 1994, or 11.0%. The Brazilian subsidiary increased its sales from $2,591 in 1994 to $3,550 in 1995, or
37%.

The year-end 1995 backlog was approximately $1,653 compared to $1,691 at the end of 1994. Again, the Company believes the reduction in backlog reflects lower levels of spending for capital goods, together with increased competition in certain segments.

The Loss From Continuing Operations increased to $3,418 from $2,223 in 1994. The increase resulted from higher expenses, explained below, partially offset by increased gross margins. In spite of the sales reduction, gross margin increased $969 from 29.2% of sales to 36.8% of sales in 1995. This was primarily due to our Brazilian packaging segment which had a favorable effect on the gross margin of approximately $546. The Control segment had a favorable effect of approximately $62, while the domestic packaging segment had an unfavorable effect of $29 largely due to write off of excess inventory of $190 and inventory valuation reserves of $290 both charged to cost of sales (in addition to inventory reduction due to discontinued product lines of $641, stated separately in the statement of operations).

     The Company's selling, general and administrative expenses (including related party charges and management fees) increased in 1995 by $877 to $8,278 compared to 1994. The Piscataway, New Jersey location had an increase of $647, and the Brazilian location had an increase of $230. The increase in Piscataway was in: a) legal fees of $303, b) management fees of $214, c) sales and marketing salaries of $236 and d) advertising of $64. The increase at Brazil was primarily due to sales expenses.
In fiscal 1995, the Company recorded a charge of $1,031 (included in restructuring and other inventory charges) related to inventory write off of discontinued product lines. This compares to a charge of $625 in the prior year consisting of inventory write off and severance pay related to discontinued product lines. This inventory write off is part of an overall reassessment program of future product plans and streamlining of existing products that began during calendar 1993 and which had continued through fiscal 1995 due to the complexity of the review process.

The increase in deferred compensation expense in 1995 of $571 was due to the effect of a settlement of a lawsuit brought by one officer resulting from early termination which increased his deferred compensation from $80 to $100 per annum, the recognition of increased life expectancy of the former officers reflected in the valuation, offset by an increase in the discount rate.

Other Income and Expenses in 1995 included a foreign currency translation gain of $344 compared to $405 in 1994 with respect to the Company's Brazilian subsidiary. These translation gains represent inflationary gains for these years on the net assets of the Brazilian subsidiary. Brazil operates in a highly inflationary economy. Accordingly, the results from the Brazilian operations may be significantly affected by such fluctuations. The general price index for 1995 was 869% compared to 2,567% for 1994. The official selling rates of exchange to the U. S. Dollars were $1 equals R$0.8460 this year compared to CR. $326.105 last year. The historical levels of inflation in Brazil and the changing exchange rates cannot be expected to affect future periods to the same extent, or even in the same direction as were fiscal 1995 and previous years affected. Interest expense increased by $46 due primarily to increased average borrowings. Royalty income in 1995 was $84 compared to $104 in 1994. The Company expects to receive future royalties on patents through 2002. Other expense was $46 this year compared to other income of $38 last year. The decline in other income was primarily due to our Brazilian subsidiary's loss on the sale of property of $75.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, notes thereto and auditors' report thereon, are included herein.

     Selected  quarterly  financial  data  and  other  supplementary   financial
information is not required.

WELDOTRON CORPORATION

Consolidated Financial Statements and
Supplemental Schedule for the
Years Ended February, 1996 and 1995
and Independent Auditors Report

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of Weldotron Corporation
Piscataway, New Jersey

We have audited the accompanying balance sheets of Weldotron Corporation as of February 29, 1996 and February 28, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all materials respects, the financial position of the Company at February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended February 29, 1996 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Parsippany, NJ
May 30, 1996
(except for Note 17, as to which the date is June 10, 1996)


Weldotron Corporation and Subsidiaries  Consolidated Balance Sheets February 29,
1996 and February 28, 1995 (Amounts in thousands, except share data)


                                                                         1996                       1995
Assets
CURRENT ASSETS
    Cash and cash equivalents                                           $      344                 $      438
    Accounts receivable (less allowance
      for doubtful accounts:
      1996, $162;  1995, $204                                                2,000                      2,461
    Inventories                                                              6,653                      9,025
    Prepaid expenses and other current
      assets                                                                   563                        303
    Investment in real estate held for sale                                    377                        324
                                                                        ----------                 ----------

       Total current assets                                                  9,937                     12,551
                                                                        ----------                 ----------

PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                         746                        746
    Fixtures and equipment                                                   8,947                      8,891
    Leasehold improvements                                                   1,758                      1,758
    Automotive equipment                                                       152                        140
    Residential real estate                                                    --                         217
                                                                        ----------                 ----------

       Total property, plant & equipment                                $   11,603                 $   11,752

    Less accumulated depreciation
      and amortization                                                       9,497                      9,162

       Property, plant & equipment, net                                 $    2,106                 $    2,590
                                                                        ----------                 ----------


DEFERRED COSTS AND OTHER ASSETS                                                174                        145
                                                                        ----------                 ----------
TOTAL ASSETS                                                            $   12,217                 $   15,286
                                                                        ==========                 ==========

Liabilities and Stockholders' Equity CURRENT LIABILITIES:
    Short-term borrowings                                               $      831                 $    2,178
    Short-term borrowings - related party                                      150                         --
    Accounts payable                                                         2,077                      2,001
    Payables to related parties                                                418                         85
    Accrued payroll, vacation and
       payroll taxes                                                           666                        779
    Customer deposits                                                          595                        219
    Other current liabilities                                                1,207                      1,319
    Current portion of long-term debt                                            4                         37
                                                                        ----------                 ----------
       Total current liabilities                                             5,948                      6,618
                                                                        ----------                 ----------

LONG-TERM DEBT                                                                 750                        750
LONG-TERM DEBT - Related Party                                               1,000                        500
                                                                        ----------                 ----------

       TOTAL LONG-TERM DEBT                                             $    1,750                 $    1,250
                                                                        ----------                 ----------

DEFERRED COMPENSATION                                                        1,201                      1,088
                                                                        ----------                 ----------

MINORITY INTEREST IN SUBSIDIARY                                                715                        754
                                                                        ----------                 ----------

OTHER LONG-TERM LIABILITIES                                                    161                         --
                                                                        ----------                 ----------
STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.05 per
      Share; authorized 1,000,000 shares
      in 1996 and 1995; issued none                                             --                         --
    Common stock, par value $.05 per
      share; authorized 10,000,000 shares;
      issued 2,352,720 shares                                                  118                        118
    Additional paid-in capital                                               9,798                      9,798
    Deficit                                                                 (7,351)                    (4,217)

    Common stock in treasury, at
      cost - 52,547 shares in  1996 and 1995                                  (123)                      (123)
                                                                        -----------                -----------

      Total stockholders' equity                                             2,442                      5,576
                                                                        ----------                 ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                  $   12,217                 $   15,286
                                                                         =========                  =========


See Notes to Consolidated Financial Statements.


Weldotron Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended February 29, 1996 and
  February 28, 1995 and 1994 (Dollar amounts in thousands.)
                                                               1996                 1995                1994
                                                                                                     (As restated
                                                                                                      See Note 4)

NET SALES                                                  $    18,315          $   19,670          $    21,462
                                                            -----------          ---------           ----------

COST AND EXPENSES
    Cost of Sales                                               12,414              12,436               15,197
    Selling, general and
      administrative                                             6,658               8,064                7,401
    Depreciation and amortization                                  488                 506                  550
    Deferred compensation expense                                  124                 621                   50
    Restructuring and other
      inventory charges                                          1,085               1,031                  625
    Related party charges                                          300                 214                   --
                                                           -----------          ----------          -----------

                                                                21,069              22,872               23,823
                                                           -----------          ----------          -----------
LOSS FROM OPERATIONS                                            (2,754)             (3,202)              (2,361)
                                                           ------------         -----------         ------------

OTHER INCOME (EXPENSES)
    Foreign currency translation gain                              345                 344                  405
    Interest expense                                              (613)               (492)                (446)
    Royalty income                                                  42                  84                  104
    Other expense                                                 (164)               (155)                (155)
    Commission income                                              489                 109                  193
                                                           -----------          ----------          -----------

                                                                    99                (110)                 101
                                                           -----------          -----------         -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST IN
 SUBSIDIARY AND INCOME TAXES                                    (2,655)             (3,312)              (2,260)
INCOME TAX (PROVISION) BENEFIT                                    (270)                (60)                  59
MINORITY INTEREST IN
 FOREIGN-CURRENT
 SUBSIDIARY'S INCOME                                              (209)                (46)                 (22)
                                                           ------------         -----------         ------------

LOSS FROM CONTINUING OPERATIONS                                 (3,134)             (3,418)              (2,223)
                                                           ------------         -----------         ------------


DISCONTINUED OPERATIONS
    Income from operations                                          --                  66                   12
    Loss on disposal                                                --                 (82)                  --

NET LOSS                                                   $    (3,134)         $   (3,434)          $   (2,211)
                                                           ============         ===========         ============

NET LOSS PER COMMON SHARE:
    Continuing operations                                  $    (1.36)          $    (1.49)         $     (1.05)
    Discontinued operations                                         --                 .00                  .01
                                                           -----------          ----------          -----------
NET LOSS PER COMMON SHARE                                  $    (1.36)          $    (1.49)         $     (1.04)
                                                           ===========          ===========         ============


See Notes to Consolidated Financial Statements.


Weldotron Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
For The Years Ended February 29, 1996 and
February 28, 1995 and 1994 (Dollar amounts in thousands.)


                                                            Common
                                    Additional  (Deficit)   Stock In
                         Common     Paid-In      Retained   Treasury
                         Stock      Capital      Earnings   At Cost     Total

BALANCE,
FEBRUARY 28,1993 .....   $     94   $  8,715   $  1,428    $   (123)   $ 10,114
Issuance of
 shares of common
 stock ...............         24      1,083       --          --         1,107
Net loss .............       --         --       (2,211)       --        (2,211)
                         --------   --------   --------    --------    --------

BALANCE,
FEBRUARY 28,1994 .....        118      9,798       (783)       (123)      9,010
Net loss .............       --         --       (3,434)       --        (3,434)
                         --------   --------   --------    --------    --------

BALANCE,
FEBRUARY 28, 1995 ....        118      9,798     (4,217)       (123)      5,576
Net loss .............       --         --       (3,134)       --        (3,134)
                         --------   --------   --------    --------    --------

BALANCE,
FEBRUARY 29, 1996 ....   $    118   $  9,798   $ (7,351)   $   (123)   $  2,442
                         ========   ========   ========    ========    ========


See notes to consolidated financial statements.


Weldotron Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended February 29, 1996 and
 February 28, 1995 and 1994
(Dollar Amounts in thousands)

                                                               1996                 1995                1994
                                                                                                     (As restated
                                                                                                     See Note 4)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss                                                 $    (3,134)         $   (3,434)         $    (2,211)
                                                           ------------         -----------         ------------
   Adjustments  to  reconcile
   net loss to net cash flows
   provided  by (used in)
   operating activities:
   Depreciation and amortization                                   488                 506                  549
   Foreign currency translation gain                              (345)               (344)                (405)
   Bad debt provision (recoveries)                                 (46)                 72                   73
   Non-cash inventory reductions                                 1,085               1,031                  475
   Income from discontinued
   operations                                                      --                 (66)                 (12)
   Deferred compensation expense                                   122                 621                   50
   Minority interest in subsidiary
    net income                                                     209                  46                   22
   (Gain) Loss on sale of property,
    plant and equipment                                            (13)                 75                   (7)
   Changes in operating assets and
    liabilities, net of proceeds
    from sale of business
   decrease in assets:
   Accounts receivable                                             379                 552               (1,696)
   Inventories                                                   1,100              (1,150)               1,100
   Prepaid expenses and other
    current assets                                                (126)                 (5)                 134
   Other assets                                                     19                  18                   14
   Increase (decrease) in
    current liabilities                                            538                 (23)               2,407
   Increase (decrease) in
    Related Party liabilities                                      334                  85                   --
   Increase (decrease) in other
    long-term liabilities                                         (158)                (66)                  50
                                                           ------------         -----------         -----------
   Total adjustments                                             3,586               1,352                2,754
                                                           -----------          ----------          -----------

   Net cash provided by (used in)
    operating activities                                           452              (2,082)                 543
                                                           -----------          -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant
    and equipment                                                 (231)               (399)                (234)
   Proceeds from the sales of
    property, plant and equipment                                  132                 287                   10
   Proceeds from sale of business                                   --                 762                   --
                                                           -----------          ----------          -----------

Net cash (used in) provided by
    investing activities                                           (99)                650                 (224)
                                                           ------------         ----------          ------------




CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) under
    short-term borrowings                                       (1,347)                569                 (695)
   Proceeds from debt -
    related party                                                  650                 500                   --
   Principal payments under capital
    lease obligations                                              (33)                (47)                 (96)
   Proceeds from sale of common stock                               --                  --                1,107
   Dividends paid by subsidiary to
    minority shareholder                                           (23)                (28)                  --
                                                           ------------         -----------         -----------

   Net cash (used in) provided by
    financing activities                                          (753)                994                  316
                                                           ------------         ----------          -----------


EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                         306                 375                 (680)
                                                           -----------          ----------          ------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                                       (94)                (63)                 (45)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                 438                 501                  546
                                                           -----------          ----------          -----------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                               $       344          $      438          $       501
                                                           ===========          ==========          ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
   Cash (paid) received during the year for:
      Interest Paid                                        $      (631)         $ (511)             $      (422)
      Taxes                                                       (169)            (62)                      (6)
      Interest received                                             23              32                        36

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations incurred
when the Company entered into leases
 for new equipment                                         $        --          $       --          $         5
Distribution of investment in
 real estate to minority interest                          $       252          $      --           $        --


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands.)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The consolidated financial statements of the Company and its subsidiaries include the accounts of all subsidiaries. Financial information relating to the Company's 60% owned subsidiary in Brazil reflects the 12 month periods ended December 31, 1995, 1994 and 1993. All material intercompany transactions and balances have been eliminated.

The Company designs, manufactures and markets a comprehensive line of packaging machinery and systems for a broad range of industrial and consumer applications as well as innovative food packaging and weighing systems for supermarkets and fresh food processors. Its Safety & Automation Systems Group manufactures and markets electronic systems for personnel safety and controls for monitoring high speed automatic production machinery.

     Sales are primarily made throughout North America, with only 9% of the parent Company's sales taking place internationally. The Company's 60% owned Brazilian subsidiary sells throughout Brazil and certain South American export markets.

Revenue Recognition - Sales and earnings are recognized primarily upon shipment of products or when title passes.

Inventories - Substantially all inventories are valued at the lower of cost, determined by the use of the first-in, first-out method (FIFO) or market.

A standard cost system is used to value the inventory whereby overhead is allocated to work-in-process and finished goods based upon a direct labor component. Portions of product cost variances are allocated to the inventory value under the FIFO method.

     Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts. The provision for doubtful accounts and write-off for uncollectible accounts were $(46), $72, $73 and $21, $68, $16 for the fiscal years ended February 1996, 1995, and 1994, respectively.

Property, Plant and Equipment - The Company provides for depreciation and amortization for financial statement purposes on the straight-line or accelerated method over the estimated useful lives of the various depreciable or amortizable assets. The Company's Brazilian operations transferred title in fiscal 1996 to Weldotron U.S. of a 60% interest in certain residential real estate which consists of apartments held for investment purposes. The title to the remaining 40% interest was transferred to the holder of the minority interest. At year end, the Company identified excess, fully depreciated machinery and equipment which has been put up for sale at $200.

Income Taxes - Weldotron Corporation and its U.S. subsidiaries file a consolidated federal income tax return. Accumulated undistributed earnings of the Company's foreign subsidiary were approximately $652 at February 29, 1996. The Company has not recognized a deferred tax liability for the undistributed earnings of the subsidiary as it is their intention to permanently reinvest such earnings. Determination of the liability is not practicable. Effective March 1, 1993, the company adopted Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes," which had an immaterial effect on the Company's financial statements.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit in banks and certificates of deposit with an original maturity period not in excess of three months. Cash and cash equivalents of $184 and $261 were designated for payments under various bank agreements as of February 29, 1996 and February 28, 1995, respectively.

Deferred Costs - Costs incurred to secure financing are capitalized and are amortized on a straight-line method over the life of the related borrowings.

Costs incurred in connection with royalty license agreements are amortized over the life of the associated patent or the duration of the agreement, whichever is shorter.

Foreign Currency Translation - The U.S. dollar is the functional currency for the Brazilian foreign subsidiary operating in a highly inflationary economy, for which both translation adjustments and gains and losses on foreign currency transactions are included in earnings.

Net Loss Per Common Share - Net loss per common share for each of the years ended February 29, 1996, and February 28, 1995 and 1994 were computed by dividing net loss by the weighted average number of shares outstanding of 2,300,173, 2,300,173 and 2,116,006 respectively. Assumed exercise of stock options, warrants and stock rights has not been included in the earnings per common share calculation as the effect is anti-dilutive.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company's financial instruments are comprised of cash, accounts receivable, accounts payable and long term debt which are carried in the balance sheet at amounts which approximate fair value.

2. MANAGEMENT PLANS AND INTENTIONS

The Company's financial statements for the year ended February 29, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses in recent years and as of February 29, 1996 had an accumulated deficit of $7,351. In addition, there is limited working capital available under the debt agreements that expire in June, 1997. Management actions were implemented at the end of fiscal 1995 and throughout fiscal 1996 to begin to restore the Company to financial strength and stability. Among these actions were the divestiture of non-core business, substantial reductions of operating expenses, the reestablishment of a major distributorship and the outsourcing of certain manufacturing operations at more favorable costs. Further, management believes that it will be able to sublease a large portion of the manufacturing facility within the year. Although the Company's plan to sublease has to date proven unsuccessful, the aforementioned actions coupled with an expected slight increase in sales, leads management to believe that operations will improve. However, no assurance can be given that the Company will be successful in achieving these cost savings and increased sales levels, as well as the Company's ability to maintain or increase existing financing arrangements. Further, there can be no assurance, assuming the Company achieves the cost savings, additional sales, and working capital that the Company will achieve profitability or positive cash flow.

    RESTRUCTURING AND OTHER INVENTORY CHARGES

In fiscal 1994 the Company recorded a restructuring charge of $625 as a result of a strategic decision taken by the Company's Board of Directors, which consisted of $150 of severance payments for a terminated employee and a write-off of $475 of inventories related to certain products and parts which were discontinued. In fiscal 1995 the Company discontinued several other product lines which were either aging or not a part of the core packaging or industrial safety and automation business which resulted in a write-off of $641 of inventories. In addition during fiscal 1996 and 1995 the Company recorded a reserve for $1,085 and $390, respectively, to write down inventory to net realizable value.

      DISCONTINUED OPERATIONS

In August 1994, the Company adopted a plan to discontinue the operations of its 100% owned subsidiary, Valiant International Multi-media Corporation ("Valiant"), and reported the subsidiary as a discontinued operation as of August 31, 1994.

The consolidated statements of operations and cash flows of the Company have been reclassified to present the operating results of the discontinued operation. Summarized operating results for the discontinued Valiant operation were as follows ($000's omitted):


                                                            Mar. 1,                   For the Year Ended
                                                            1994 to
                                                              Aug. 31,            Feb. 28,            Feb. 28,
                                                               1994                 1994               1993

Net Sales                                                  $     5,246          $    8,978          $     7,354
Cost and Expense                                                (5,180)             (8,966)              (7,376)
                                                           ------------         -----------         ------------
Income (Loss) from
Discontinued Operations                                    $        66          $       12          $       (22)
                                                           -----------          ----------          ------------


There was no income tax expense or benefit related to income (loss) from operations.

     The sale of Valiant's Assets was consummated as of August 31, 1994 to a group which included the subsidiary's management and a former director/officer of the Company.

     The sale resulted in a loss on disposal of $82 or $.04 per share. This loss consists of costs in connection with the sale. There was no current income tax expense or benefit related to the loss on disposal.

5. ROYALTY AGREEMENTS
     In 1992, the Company licensed one of its patents to several other manufacturers. The Company received royalty revenue related to licensing agreements of $42, $84 and $104 for fiscal years ended February 29, 1996 and February 28, 1995 and 1994 respectively.

Charges incurred to obtain patents are capitalized.

    INVENTORIES

Inventories consist of the following at February 29, 1996 and February 28,1995:


                                                                              1996                       1995
                                                                              ----                       ----

Finished goods                                                          $    2,870                 $    3,858
Work in process                                                              2,508                      2,852
Raw material                                                                 1,275                      2,315
                                                                        ----------                 ----------
                                                                        $    6,653                 $    9,025
                                                                        -----------                 ---------



    DEBT

Debt consists of the following at February 29, 1996 and February 28, 1995:


                                                                              1996                       1995
                                                                              ----                       ----

Term loan                                                               $      750                 $      750
Revolving line of credit
 (Including Brazil)                                                            818                      2,178
Notes payable--related party                                                 1,150                        500
Installment notes and capitalized
 lease obligations                                                              17                         37
                                                                        ----------                 ----------

                                                                             2,735                      3,465
Less current portion                                                           985                      2,215
                                                                        ----------                 ----------

Long-term portion                                                       $    1,750                 $    1,250
                                                                        ==========                 ==========


In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") to provide a revolving line of credit and term loan for working capital purposes. The interest rate is 3.75% over the CoreStates floating base rate which was 8.5% at February 29, 1996. The weighted average interest rate for the fiscal year ended February 29, 1996 was 9.7%. The Credit Facility further requires that the Company pay fees on the unused line of credit, for administration and upon early termination of the Credit Facility. The Credit Facility was amended on June 10, 1996; see Subsequent Events footnote #17 for further discussion.

The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility are limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital requirements, as well as its minimum tangible net worth requirements as of February 29, 1996. The Company obtained waivers of default and renegotiated new covenant requirements with its lender, effective as of February 29, 1996, as follows: domestic consolidated tangible net worth of not less than $1,050 and domestic consolidated minimum working capital of not less than $1,700 (excluding amounts due under the Credit Facility). In addition, the Credit Facility prohibits the declaration and payment of dividends, limits the amount of the advances to and guarantees for the Company's foreign subsidiary and limits annual capital expenditures to $500.

Borrowings under the Credit Facility aggregated $1,514, including a $750 term loan at February 29, 1996. Total additional borrowing available under the credit facility amount to approximately $61 at February 29, 1996, which is the unused lines of credit pursuant to the collateral-based formula.

On August 31, 1994, the Registrant borrowed $500 Dollars from Lyford Corporation ("Lyford"), an affiliated company that owns 19.56% of the issued and outstanding common stock of the Company. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of two dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the  Registrant  concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended until April 1, 1997 and the interest rate was increased to 14%. (See also note #17) The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

In January, 1996 the Registrant entered into a $500 revolving loan agreement with Exford Corp. ("Exford"), an affiliated company of Lyford. The Registrant borrowed $150 under this agreement which borrowings bear interest at 14%, and are due on January 31, 1997. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.

Debt is carried in the balance sheet at amounts which approximate fair value.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings 3/4 The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that the ultimate outcome of such litigation and claims will not have a material adverse impact on the Company's financial position.

Self Insurance - The Company is party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company obtains insurance for product and general liability. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Estimates of such accrued liabilities are based on an evaluation of the merits of individual claims and historical claims experience; thus, the Company's ultimate liability may exceed or be less than the amount accrued. Amounts accrued are paid over varying periods, which generally do not exceed five years. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually, and any adjustments resulting therefrom are reflected in current earnings.

Leases - The Company rents office and manufacturing facilities under lease arrangements classified as operating leases which expire during 2005. The Company is responsible for the payment of real estate taxes, water and sewer rates and charges and janitorial and general maintenance charges upon the facilities.

Rent  expense  for  continuing   operations,   net  of  sublease   income,   was
approximately $266, $188 and $194 for the years ended February 29, 1996, and February 28, 1995 and 1994, respectively. Sublease income was $30, $147 and $136 for the years ended February 29, 1996, and February 28, 1995, and 1994, respectively.

Aggregate net minimum lease payments for the remainder of leases are as follows:

Fiscal Year Ended   Operating
   February         Leases
    1997            $  303
    1998               293
    1999               291
    2000               291
    2001               291
 Thereafter          1,237

Employment Agreements - The Company has no employment or severance agreements with officers which provide severance pay if certain changes in control or employment status take place.

9. INCOME TAXES

The domestic and foreign components of pretax income (loss) are as follows:


                                                           Feb. 29,             Feb. 28,            Feb. 28,
                                                              1996                 1995                 1994

Domestic                                                   $    (3,447)         $   (3,487)         $    (2,255)
Foreign-Before minority interest                                   792                 175                   (5)
                                                           -----------          ----------          ------------

     Total                                                 $    (2,655)         $   (3,312)         $    (2,260)
                                                           ============         ===========         ============


The Company's effective income tax rate varied from the statutory U.S. Federal income tax rate because of the following:


                                                                  1996                1995                 1994
                                                                  ----                ----                 ----

Computed (benefit) provision
at statutory rate                                          $      (903)         $   (1,126)         $    (1,084)
Increase (decrease)
resulted from:
Change in valuation
 allowance                                                       1,010               1,181                1,108
Other                                                              163                   5                  (83)
                                                           -----------          ----------          ------------

                                                           $       270          $       60          $       (59)
                                                           ===========          ==========          ============


At February 29, 1996, $8,500 of Federal tax loss carryforwards are available to offset future domestic taxable income.

The net deferred tax asset at February 29, 1996 and February 28,1995 is comprised of the following:


                                                                              1996                       1995
Deferred tax assets:
  Inventory capitalization                                              $      114                 $      158
  Net operating losses                                                       3,321                      3,441
  Deferred compensation                                                        481                        495
  Reserves                                                                   1,206                        285
  Bad debt allowance                                                            55                         82
                                                                        ----------                 ----------

Total assets                                                                 5,177                      4,461
                                                                        ----------                 ----------
Deferred tax liability:
  Fixed assets                                                                 (68)                      (142)
  Deferred assets                                                              (13)                       (15)
  LIFO reserve recapture                                                      (660)                      (878)
                                                                        -----------                -----------

Total liabilities                                                             (741)                    (1,035)
                                                                        -----------                -----------

Net deferred tax asset                                                       4,436                      3,426
Valuation allowance                                                         (4,436)                    (3,426)
                                                                        -----------                -----------

Deferred tax asset                                                      $       --                 $       --
                                                                        ==========                 ==========


A valuation allowance has been recognized to fully offset the related deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards.

      STOCK OPTIONS AND WARRANTS

The Company has an Incentive and Non-Qualified Stock Option Plan which permits the granting of options to purchase 100,000 shares of common stock. Under the plan, the option price, as to the incentive options, cannot be less than the fair market value of the stock as of the date of grant and at least 110% of fair market value for certain management employees. The purchase price under each non-qualified stock option is determined by a Committee of the Board of Directors. Options were granted until May 1993 and are exercisable within ten years of the date of grant.

The Company has a Directors' Stock Option Plan permitting the granting of options to purchase 100,000 shares of common stock. Under the plan, the option price cannot be less than the fair market value of the stock as of the date of the granting of the option. Options, which were granted January 13, 1988, are exercisable for ten years effective from the date of grant.

In June 1988, the stockholders approved the 1988 Stock Option Plan. The Plan permits the granting of options to purchase 100,000 shares of common stock at 100% of the fair market value at the time the option is granted. Options, which may be granted to March 1998, are exercisable only during the continuance of employment, subject to certain limitations.

Changes under the stock option plans for the fiscal years ended February 1996, 1995 and 1994, are as follows:


                                                                 Option
                                                                 Shares                      Price Per Share
Outstanding, February 29,1992                                   144,750                       $3.37 - 8.50
Granted                                                          50,000                               2.50
Canceled                                                       (15,000)                        3.37 - 7.00
                                                               --------

Outstanding, February 28,1993                                   179,750                        2.50 - 7.00
Granted                                                          45,000                               2.50
Canceled                                                      (145,000)                        2.50 - 4.50
                                                              ---------

Outstanding, February 28,1994                                    79,750                        2.50 - 4.50
Granted                                                          20,000                               2.50
Canceled                                                          (750)                               2.50
                                                                 ------

Outstanding, February 28,1995                                    99,000                        2.50 - 4.50
Canceled                                                       (54,000)
                                                               --------

Outstanding, February 29, 1996                                   45,000
                                                                 ======

Exercisable, February 29, 1996                                   44,000                      2.50 - 4.50
                                                                 ======


In connection with financing provided by Lyford Corporation (see note 7), the Company granted Lyford on August 5, 1994, a Common Stock Purchase Warrant to purchase up to 200,000 shares of common stock at $2.00 per share and on May 5, 1995 a warrant to purchase up to 1 million shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire in August 2004 and April 2005. The market price of the Company's stock at the date of the grants was $2 in August 1994 and $.875 in May 1995.

      EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan. The Company contributes at a minimum 75% of each participating employee's annual contribution limited to 4% of the employee's annual compensation. Additionally, the Company's matching contribution increases on a sliding scale based on pretax profits as a percentage of net worth. The additional contribution is based on the audited results of the Company's fiscal year immediately preceding the beginning of the plan year. Savings Plan expense was approximately $63, $87 and $80 for the fiscal years ended February 1996, 1995 and 1994, respectively.

The Company participates in a multi-employer pension plan which provides defined benefits to substantially all union employees. Amounts charged to pension costs and contributed to the Plan were $62, $94 and $123 for the fiscal years ended February 1996, 1995, and 1994, respectively.

      DEFERRED COMPENSATION

The Company has deferred compensation agreements with two former officers which provides for an aggregate of $150 to be paid annually for the remainder of their lives. The Company recorded the present value of the future estimated payments over the remaining lives of these former employees based upon actuarial tables. Deferred compensation expense under these agreements was $124, $621 and $50 for the fiscal years ended February, 1996, 1995 and 1994, respectively. Payments made during the fiscal years ended February, 1996, 1995 and 1994 were approximately $160, $66 and $54, respectively.

The increase in deferred compensation expense in 1995 is due to the effect of a settlement of a lawsuit brought by one officer resulting from early termination, which increased his deferred compensation from $80 to $100 per annum, the recognition of increased life expectancy of the former officers reflected in the current valuation, offset by an increase in the discount rate.

    RELATED PARTIES

The Company entered into an initial one year management advisory services agreement in June 1994 with Mentmore Holdings, an affiliate of Lyford and Exford Corporations, two related companies. (See also Note #7) The agreement was automatically extended for successive one-year periods thereafter, and is subject to termination upon written notice by either party not less than 90 days prior to the expiration of any extended term. The agreement provides for an annual fee of $300. All unpaid monthly installments of the fee shall bear interest at the lesser of the rate of 12% per annum, or the maximum rate allowed by law until such time as such installments are paid. Management fees and expenses were $300 and $214 for the years ended February 29, 1996 and February 28, 1995, respectively, under the agreement. (See also Note #7)

    INDUSTRY SEGMENTS

The Company operates primarily in two business segments: Packaging Systems and Controls. The Packaging Systems segment designs, manufactures and markets a variety of industrial and food packaging systems. The Controls segment manufactures electronic controls systems.

     Sales to one distributor, primarily from the Packaging Systems segment, were approximately $1,417, $1,214, and $2,952 or 8%, 6%, and 14% of net sales for the fiscal years ended February, 1996, 1995 and 1994 respectively.

Summary financial information by industry segment is as follows:


Industry Segments
                                                           1996                 1995                1994
                                                                                                 (as restated
                                                                                                    See Note 4)
Net Sales:
Packaging Systems                                          $    15,997          $   16,647          $    18,738
Controls                                                         2,318               3,023                2,724
                                                           -----------          ----------          -----------
                                                           $    18,315          $   19,670          $    21,462
                                                            ==========           =========           ==========
Operating (loss) Income:
Packaging Systems                                          $    (3,061)         $   (3,171)         $    (2,367)
Controls                                                           578                 532                  682
                                                           -----------          ----------          -----------
                                                           $    (2,483)         $   (2,639)         $    (1,685)
Unallocated corporate expense                                     (497)               (778)                (613)
Other income                                                       325                 105                   38
                                                           -----------          ----------          -----------
                                                           $    (2,655)         $   (3,312)         $    (2,260)
                                                           ===========          ==========          ===========

Identifiable assets:
Packaging Systems                                          $    11,140          $   13,636          $    14,235
Controls                                                           681               1,133                2,016
Corporate                                                          396                 517                  796
                                                           -----------          ----------          -----------
                                                           $    12,217          $   15,286          $    17,047
                                                           ===========          ==========          ===========
Capital expenditures:
Packaging Systems                                          $       231          $      391          $       226
Controls                                                            --                  --                   --
Corporate                                                           --                   8                    8
                                                           -----------          ----------          -----------

                                                           $       231          $      399          $       234
                                                           ===========          ==========          ===========

Depreciation and amortization:
Packaging Systems                                          $       461          $      469          $       484
Controls                                                            --                  --                   --
Corporate                                                           27                  37                   65
                                                           -----------          ----------          -----------

                                                           $       488          $      506          $       549
                                                           ===========          ==========          ===========


Sales and identifiable assets by geographic region are as follows:


                                                                  1996                1995          1994
                                                                                                   (as restated
                                                                                                     See Note 4)
Net sales:
United State                                               $    13,368          $   16,120          $    18,871
Brazil                                                           4,947               3,550                2,591
                                                           -----------          ----------          -----------
                                                           $    18,315          $   19,670          $    21,462
                                                            ==========           =========           ==========

Operating Income (loss):
United States                                              $    (3,447)         $   (3,487)         $    (2,225)
Brazil                                                             792                 175                   (5)
                                                           -----------          ----------          -----------

                                                           $    (2,655)         $   (3,312)         $    (2,260)
                                                            ==========           =========           ===========

Identifiable assets:
United States                                              $ 9,262              $   12,138          $    14,357
Brazil                                                           2,955               3,148                2,690
                                                           -----------          ----------          -----------

                                                           $    12,217          $   15,286          $    17,047
                                                           ===========          ==========          ===========


15. SHAREHOLDERS' RIGHTS PLAN

On February 25, 1988, the Board of Directors declared a dividend of one common share purchase right ( the "Rights") on each outstanding common share of the Company ( the "Common Stock"). The Rights attach to the Common Stock and entitles the holder to buy one share of Common Stock at an exercise price of $30.00 per share until March 30, 1998, unless they are redeemed earlier. The exercise price and the number of shares issuable upon exercise of the Rights is subject to adjustment to prevent dilution. The Rights have no voting or dividend rights and 2,500,000 shares of Common Stock are reserved for issuance upon exercise of the Rights.

     The Rights can be redeemed by the Company's Board of Directors for $.05 per Right at any time until ten days after 20% of the Company's Common Stock has been acquired or the Rights expire.

The Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group ( the "Acquiring Person") acquires beneficial ownership of 20% or more of the Common Stock; or commences or announces an offer for 30% or more of the Common Stock. Thereafter, upon the occurrence of certain events, (for example, if the Company is a party to a merger or other business combination transaction or the Company is a surviving entity in a reverse merger) each Right not owned by the Acquiring Person would become exercisable for the number of shares of the Acquiring Person (or of the Company in the case of a reverse merger) which, at that time, would have a market value of twice the exercise price of the Right.

16. CONCENTRATION OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist of certain trade receivables.

The Company's customer base includes a customer which represents a significant portion of the Company's sales and accounts receivables. Although the Company is directly affected by the well-being of this significant customer, management does not believe significant credit risks exist at February 29, 1996.

17. SUBSEQUENT EVENTS

On June 10, 1996, the Company amended its credit facility decreasing its maximum line of credit and term loan to $2,500, extending the maturity date to June 25, 1997, and resetting its financial covenants as follows: minimum domestic working capital of $1,700 and minimum domestic tangible net worth of $1,050. As a result of this extension, Weldotron has reclassified the term portion of their debt as long term. (See Note #7)

On June 10, 1996, the Company amended, extended and restated the promissory note from Lyford, an affiliated company. The revised note provides borrowings of $1,000 at an interest rate of 14% per annum. The maturity date of this note has been extended to April 1, 1997. (See note #7)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See below.*

ITEM 11. EXECUTIVE COMPENSATION

         See below.*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See below.*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 31, 1994, the Registrant concluded a loan transaction in which it borrowed $500 from Lyford Corp. ("Lyford"). Immediately prior to the consummation of said transaction, Lyford owned 19.56% of the issued and outstanding common stock of the Company. In consideration for the loan, the Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant. The security agreement granted to Lyford a junior lien on the Company's assets. The warrant granted to Lyford the right to purchase 200,000 shares of the Company's common stock at a price of Two ($2.00) Dollars per share. The market price of the Company's common stock was $2 on the date of the warrant grant. The warrant expires by its terms on August 4, 2004. The loan transaction closed pursuant to documents dated as of August 5,1994. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on August 31, 1994.

On May 5, 1995,  the  Registrant  concluded  the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended until April 1, 1997 and the interest rate was increased to 14%. (See also Note 17). The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

     In January, 1996 the Registrant entered into a $500 revolving loan agreement with Exford Corp. ("Exford"), an affiliated company of Lyford. The Registrant borrowed $150 toward this note which bears interest at 14%, and is due and payable on January 31, 1997.

Also, see below*
- ----------------------------------
*The information called for by Items 10, 11, 12, and 13 of Form 10-K, to the extent not included in Part I of this Report, is incorporated herein by reference to the information included under the captions "Election of Directors", "Security Holdings of Management" and "Management Compensation" in the 1996 Proxy Statement.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a)  1. Financial Statements
The following Consolidated Financial Statements of the Registrant are filed as part of this Report in Item 8:

Independent Auditors' Report

Consolidated Balance Sheets at February 29, 1996 and February 28,1995.

Consolidated Statements of Operations for the years ended February 29, 1996, and February 28, 1995 and 1994.

Consolidated Statements of Stockholders' Equity for the years ended February 29, 1996, and February 28, 1995 and 1994.

Consolidated Statements of Cash Flows for the years ended February 29, 1996, and February 28, 1995 and 1994.

Notes to Consolidated Financial Statements

     3. Exhibits
     See accompanying Index to Exhibits. Registrant will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of Registrant's reasonable expenses in furnishing any such exhibit.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this Report.

Items Reported Description   Date of Report

1    Settlement with         April 13, 1995
     Former Chairman

1    Related Party           May 5, 1995
     Transaction

(c)  Reference is made to Item 14(a) (3) above.

(d)  Reference is made to Item 14(a) (2) above.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WELDOTRON CORPORATION
                                   (Registrant)

By:   /s/ Richard L. Kramer
Richard L. Kramer,
Chairman of the Board
Date:  May 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each such person, in the capacity indicated below, constitutes and appoints Richard C. Hoffman, as his attorney-in-fact, to sign any and all amendments to this report.

/s/Richard L. Kramer     Chairman of the Board                    May 28, 1996
Richard L. Kramer

/s/William L. Remley     Vice Chairman and CEO                    May 28, 1996
William L. Remley

/s/Fred H. Rohn              Director                             May 28, 1995
Fred H. Rohn

/s/John D. Mazzuto           Director                             May 28, 1995
John D. Mazzuto

/s/Bryon P. Fusini           Director                             May 28, 1995
Bryon P. Fusini

/s/Richard C. Hoffman    Corp. Secretary, Director                May 28, 1996
Richard C. Hoffman

/s/Michael McKee         Vice President, Finance                  May 28, 1996
Michael McKee

INDEX TO EXHIBITS

The following is a list of all exhibits filed as a part of this Report:


Exhibit
  No.                                Document
- -------                             -------------

10(a) Promissory Note dated January 24, 1996 in the amount of $500,000 made by the Registrant and payable to the order of Exford Corp.

10(b) Loan Agreement dated January 24, 1996 by and between Weldotron Corporation, a New Jersey corporation ("Borrower") and Exford Corp., a Delaware corporation ("Lender").

10(c) Absolute Assignment of Lease and Rents made on the 24th of January, 1996 by Weldotron Corporation, a New Jersey corporation ("Assignor") to Exford Corp., a Delaware Corporation ("Assignee").

10(d) Eighth Amendment, dated January 16, 1996 to Rider No. 1 to Accounts Financing Agreement [Security Agreement] by and between Weldotron Corporation and WLD Corporation f/k/a Valiant International Multi-Media Corp. and Congress Financial Corporation dated as of June 25, 1991.

10(e) Ninth Amendment, dated January 24, 1966 to Rider No. 1 to Accounts Financing Agreement [Security Agreement] by and between Weldotron Corporation and WLD Corporation f/k/a Valiant International Multi-Media Corp. and Congress Financial Corporation dated as of June 25, 1991.

10(f) Tenth Amendment, dated June 10, 1996 to Rider No. 1 to Accounts Financing Agreement [Security Agreement] by and between Weldotron Corporation and WLD Corporation f/k/a Valiant International Multi- Media Corp. and Congress Financial Corporation dated as of June 25, 1991.

10(g) Allonge to Promissory Note dated June 10, 1996 between Weldotron Corporation, a New Jersey corporation ("Maker") and Lyford Corp., a Delaware Corporation ("Holder") amending and extending that certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 in the principal amount of One Million Dollars ($1,000,000).

99(a)  News Release announcing meeting with Amex officials.

99(b) 8-K dated April 13, 1995 announcing a full and final settlement with Martin Siegel.

99(c) 8-K dated May 5, 1995 announcing Amended, Extended and Restated Promissory Note dated March 1, 1995 between Weldotron Corporation and Lyford Corp.

PROMISSORY NOTE
(Line of Credit)



$500,000.00                                       New York, New York
                                                  January 24, 1996



         FOR VALUE RECEIVED, the undersigned, WELDOTRON CORPORATION, a New Jersey corporation with offices at 1532 South Washington Avenue, Piscataway, New Jersey 08855 ("Maker"), hereby promises to pay to the order of EXFORD CORP., a Delaware corporation ("Payee"), at such place or places as the holder of this Promissory Note (this "Note") may from time to time designate in writing, and in the absence of such designation, then at the office of Payee located at 1430 Broadway, 13th Floor, New York, New York 10018, the principal sum of FIVE HUNDRED THOUSAND DOLLARS ($500,000.00), or so much thereof as may be advanced and/or readvanced hereunder and remain unpaid, together with accrued interest at the rate hereinafter set forth, on the unpaid principal balance hereof from time to time outstanding (the "Principal Balance"), at the rate applicable before maturity, as set forth in this Note. By Maker's execution and delivery hereof and Payee's acceptance hereof, such parties hereby acknowledge that the Principal Balance is One Hundred Fifty Thousand Dollars ($150,000.00) as of the date hereof.

         1. Revolving Loan. This Note evidences a revolving loan. Advances and readvances shall be made hereunder as provided in that certain Loan and Security Agreement of even date herewith between Maker and Payee (the "Loan Agreement") . The entire unpaid principal balance, together with accrued and unpaid interest thereon, and all other obligations of maker hereunder, if not sooner paid, shall be due and payable in full on January 31, 1997 (the "Maturity Date").

         2 . Rate of Interest. This Note shall bear interest (computed on the basis of the actual number of days elapsed over a 360-day year) until maturity on the Principal Balance at a rate (the "Interest Rate") equal to fourteen percent (14%) per annum from the effective date hereof. Interest after maturity shall be payable at a annual rate equal to two percent (2%) per annum in excess of the rate otherwise payable hereunder (the "Default Rate") .In no event shall the interest charged hereunder exceed the maximum permitted under the laws of the State of New York.

         3. Payments. Interest, commencing as of the date hereof and calculated at the Interest Rate aforesaid on the Principal Balance, shall be due and payable in consecutive monthly installments in arrears on the first (1st) day of each and every calendar month during the term of this Note commencing on the first (1st) day of February, 1996, and continuing on the first day of each and every month thereafter; provided, however, that Payee shall have the absolute right (but not the obligation), in its sole discretion, to add to the Principal Balance at any time or from time to time (including monthly) any accrued interest then due and payable hereunder and treat the same as an advance under this Note, without notice to or demand upon Maker. The entire Principal Balance hereof, and all accrued but unpaid interest, if any, shall be due and payable in full on January 31, 1997, the Maturity Date. Payments made on account hereof shall, at Payee's option, be applied first (1st) to the payment of any late charges accrued and due and other costs and expenses, if any, then to accrued and unpaid interest, and the remainder of each payment shall be applied to unpaid principal.

         The Maker may prepay the Principal Balance or any part thereof, with accrued interest to the date of such prepayment, at any time, without penalty or premium. Prepayments shall not postpone or reduce any regular payments of interest, but shall be credited to installments of principal, if any, in the reverse order of their maturity.

         4. Guaranty. Maker hereby unconditionally guarantees the due performance and prompt payment, whether at maturity or by acceleration or otherwise, of the full principal balance of this Note, together with interest calculated as aforesaid, and all reasonable legal or other costs incurred by Payee in the enforcement thereof against Maker.

         5 . Events of Default. It is expressly agreed that time is of the essence for all purposes of this Note. Either: (i) the failure of Maker to make any payment of the interest or the Principal Balance on this Note as and when due and payable, whether before or after maturity; (ii) the making by Maker of a general assignment for the benefit of creditors; (iii) the appointment of a custodian for Maker; (iv) the commencement of any proceeding by Maker for relief under any Federal bankruptcy law or any state insolvency or similar law; (v) the commencement of any proceeding against Maker under any Federal bankruptcy law or any state insolvency or similar law, which proceeding is not dismissed within sixty (60) days; or (vi) any Event of Default has occurred for any reason under the Loan Agreement, or if the Loan Agreement shall be terminable or be terminated for any reason whatsoever (each of (i), (ii), (iii), (iv), (v) or (vi) being an "Event of Default" )shall constitute an event of default hereunder. Upon the occurrence of an Event of Default, or at any time thereafter during the continuance of any such Event of Default, in addition to and not in limitation of all rights and remedies of the Payee under the Loan Agreement, applicable law or otherwise, all such rights and remedies being cumulative, not exclusive and enforceable alternatively, successively and concurrently, Payee may, with or without notice to Maker, declare this Note to be immediately due and payable, as to the unpaid Principal Balance, any accrued interest, late charges and any expenses, costs and/or damages provided for herein, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived.

         6. Security Agreements. This Note is made pursuant to the Loan Agreement and is or may be secured by (i) Financing Statements by Maker, as debtor, and Payee, as secured party, and (ii) any other instruments now or hereafter executed by maker in favor of Payee which in any manner constitute additional security for this Note (the foregoing documents, including the Loan Agreement, are hereinafter collectively referred to as the "Loan Documents") . All of the terms, covenants, conditions and provisions of the Loan Documents are hereby incorporated in and made a part of this Note to the same extent as if herein set forth in full.

         7. Outstanding Principal Amount. The face-amount of this Note is the total principal amount that may be outstanding hereunder at any one time. Each advance and readvance by Payee hereof shall be evidenced by this Note, and any repayments of principal by Maker shall be credited against the unpaid principal balance due on this Note, but shall not extinguish this Note in whole or in part. The unpaid balance due on this Note may increase and decrease as advances, readvances and payments are made hereunder, pursuant to the Loan Agreement (including amendments and supplements thereto) between Maker and Payee hereof, and this Note shall evidence all of the indebtedness of Maker hereunder from time to time existing pursuant to said Loan Agreement, including readvances of sums already paid. The aggregate principal advances and readvances under this Note may exceed the face amount hereof, but the total principal amount of debt evidenced and outstanding at any one time by this Note shall not at any such time exceed the face amount hereof. At no time shall the aggregate amount of the additional principal advances, plus the then unpaid balance of this Note, including the additional principal advances and readvances previously made, exceed the sum of Five Hundred Thousand Dollars ($500,000.00), it being understood and agreed that Payee hereof does not intend to make any loans to Maker that are not secured by the Loan Agreement and that each and every advance and readvance made at present or hereafter to Maker shall be deemed to be a fully secured advance evidenced by this Note.

         8 . Waivers. Maker hereby waives demand, presentment for payment, notice of dishonor, protest and notice of protest and diligence in collection or bringing suit and agrees that Payee may accept partial payment without discharging the obligations evidenced hereby.

         9 . Attorneys' Fees and Costs; Waiver of Jury Trial. Maker agrees to pay all reasonable attorneys' fees and costs incurred by Payee in collecting or attempting to collect this Note, whether by suit or otherwise. MAKER HEREBY EXPRESSLY WAIVES ANY RIGHT TO A JURY TRIAL IN CONNECTION WITH ANY LEGAL ACTION BROUGHT BY PAYEE TO COLLECT THIS NOTE AND ALL RIGHTS OF SET-OFF AND ANY RIGHT TO INTERPOSE COUNTERCLAIMS AND CROSS-CLAIMS.

         10. Applicable Law;Venue; Assigns. This Note is being delivered to, and accepted by, Payee in New York City, State of New York and shall be governed by, and construed in accordance with, the laws of the State of New York. The Maker hereby irrevocably consents to the nonexclusive jurisdiction of the courts of the State of New York and of any Federal court located in such State in connection with any action or proceeding arising out of or relating to this Note. The execution and delivery of this Note has been authorized by the Board of Directors of Maker. If any term or provision of this Note shall be held to be illegal, invalid or unenforceable, the validity of all other terms and provisions shall in no way be affected thereby. As used herein, Maker and Payee shall be deemed to include their respective successors, legal representatives and assigns, whether by voluntary action of the parties or by operation of law.

     11. Default Rate of Interest. Any late payment of interest or the Principal Balance (whether at maturity or by acceleration of this Note as provided in Section 5) shall bear interest from the due date of such payment until paid at the Default Rate.

         12. Highest Lawful Rate. Anything herein to the contrary notwithstanding, the obligations of Maker on this Note shall be subject to the limitation that to the extent that contracting for or receipt of interest or interest at the Default Rate hereunder would be contrary to provisions of any law applicable to Payee limiting the highest rate of interest which may be lawfully contracted for, charged or received by Payee, such amount which would exceed the highest lawful rate shall be applied to the reduction of the unpaid Principal Balance due hereunder and not to the payment of interest or interest at the Default Rate.

     13. Notices. Any notice to the parties provided for in this Note shall be given by mailing such notice by certified or registered mail (personal and confidential) to Maker at the following address:
                           Weldotron Corporation
                           1532 South Washington Avenue
                           Piscataway, New Jersey 08855
                           Attention: General Counsel

and to Payee at the following address:

                           Exford Corp.
                           1430 Broadway, 13th Floor
                           New York, New York 10018
                           Attention: President

         IN WITNESS WHEREOF, the undersigned has executed, sealed and delivered this Note, intending to be bound legally.

                                               WELDOTRON CORPORATION


                                               By: /s/ William L. Remley
                                               Printed Name:  William L. Remley
                                               Title: President

LOAN AGREEMENT

     THIS LOAN AGREEMENT (this "Agreement") is made and entered into effective for all purposes and all respects as of the 24th day of January, 1996 between WELDOTRON CORPORATION, a New Jersey corporation ("Borrower"), and EXFORD CORP., a Delaware corporation ("Lender").

         WHEREAS,  effective  as of the date  hereof,  the  parties  hereto have entered into that certain Absolute Assignment of Lease and Rents (the "Assignment"), whereby Borrower granted, conveyed, assigned, transferred and set over unto Lender all of Borrower's right, title and interest as tenant under that certain Lease dated January 30, 1969 by and between Mackman Realty Corp., as landlord, and Borrower, as tenant, for the premises and improvements commonly known as 1532 South Washington Avenue, Piscataway, New Jersey (as subsequently amended or modified, the "Lease") together with all right, title and interest of Borrower in and to any rents, security deposits, income, receipts, revenues, issues, profits, receivables and other sums of money due and payable to Borrower therefrom or thereunder (collectively, the "Rents");

     WHEREAS, Lender has indicated its willingness to loan funds to Borrower on a revolving basis up to a maximum aggregate amount of Five Hundred Thousand Dollars ($500,000.00), subject to the terms and conditions hereinafter set forth; and

     WHEREAS, as a material inducement to Lender to make (or otherwise consider making) such loans to Borrower hereunder, Borrower has agreed to execute and deliver to Lender the Assignment and this Agreement.

         NOW, THEREFORE, in consideration of the foregoing, of the mutual promises herein contained and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1.       Loans.

         (a) At any time or from time to time prior to January 31, 1997, Lender agrees to loan funds to Borrower, up to a maximum aggregate amount of Five Hundred Thousand Dollars ($500,000), subject to the provisions provided herein (the "Loans").

         (b) Nothing herein shall grant to Borrower (or any other party) any right to demand Lender to make any Loans herein, and it is expressly understood and agreed that Lender has the sole and absolute discretion to decide whether or not to advance any funds pursuant to this Agreement and can unilaterally impose any condition or requirement not stated in this Agreement as an additional condition for making any such Loans.

         (c) It is understood and agreed that, as Loans are advanced from time to time to Borrower by Lender, such Loans shall be evidenced by that certain Promissory Note (Line of Credit) attached hereto as Exhibit A (the "Note") payable to Lender.

         2. Absolute Assignment of Lease and Rents.

         To provide a direct and continuing source of payment and performance when due of any and all Loans and of the obligations, indebtedness and liabilities set forth and described in the Assignment, Borrower has as of the date hereof granted, conveyed, assigned, transferred and set over unto Lender all of Borrower's right, title and interest as tenant under the Lease together with any Rents due and payable to Borrower therefrom or thereunder.

     3.   Borrower's   Representations,   Warranties  and  Covenants.   Borrower
represents, warrants and covenants, which representations, warranties and covenants shall survive execution and delivery of this Agreement, as follows:

         (a) Enforceability, Priority;Liens. Borrower is the tenant under the Lease and has the full, absolute and entire right and power to execute and deliver the Assignment to Lender and to grant, convey, assign, transfer and set over to Lender all of its rights, title and interests under the Lease and any Rents therefrom or thereunder without the consent or approval of any other party. The rights, title, and interests granted, conveyed, assigned, transferred and set over to Lender pursuant to the Assignment and the Rents are subject to no mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), preference, priority or security agreement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing or similar statement or notice filed under the UCC of any jurisdiction, or any other similar recording or notice statute, and any lease having substantially the same effect as any of the foregoing).

         (b) Further Actions. Borrower agrees to execute and deliver to Lender such instruments, documents and/or notices as Lender may from time to time reasonably request or as are necessary in the opinion of Lender to establish, maintain and/or continuously perfect its rights, title and interests in the Lease being assigned and transferred to it under the Assignment and the Rents therefrom or thereunder, in accordance with all applicable laws as enacted in any and all relevant jurisdictions or any other relevant law. Borrower will pay all costs and expense, including reasonable attorneys' fee incurred by Lender in connection with the preparation of any instruments, document and/or notice as aforesaid and for all applicable filing fees and related expenses.

         (c) Attorney-in-Fact. Lender is absolutely, irrevocably and unconditionally constituted and appointed the true and lawful attorney-in-fact, in Borrower's name or otherwise, to pursue and enforce all and any rights of Borrower in, to and under the Lease or with respect to the Rents therefrom or thereunder.

         (d) Absolute Rights. This Agreement shall be construed as absolute, continuing and unlimited with respect to the covenants, conditions and obligations contained herein, without regard to regularity, validity, enforceability or any change, modification or amendment of any liability or obligation of Lender.

     4. Events of Default. The following shall constitute Events of Default under this Agreement:

     (a) Borrower shall fail to pay to Lender any installment of principal or interest due Lender under the terms of the Note;

         (b) any representation, warranty or statement made by Borrower herein or in any certificate delivered pursuant hereto shall prove to be untrue in any material respect on the date as of which made or being made which has not been (or cannot be) cured within ten (I 0) days after written notice to Borrower of such breach;

         (c) Borrower shall default in the due payment, performance or observance by it of any other term, covenant or agreement contained in this Agreement, the Note, the Assignment or any other document executed in connection herewith or therewith or otherwise securing or providing a direct and continuing source of payment of the Loans, and the same is not cured within ten (10) days after written notice of such default is given to Borrower or, with respect to any default which cannot be reasonably cured within ten (10) days, if Borrower fails to proceed within ten (10) days to commence curing such default and thereafter to proceed with all due diligence to cure such default within thirty
(30) days thereafter; or

         (d) Borrower shall commence a voluntary case concerning itself under Title 11 of the United States Code entitled "Bankruptcy", as now or hereafter in effect, or any successor thereto (the "Bankruptcy Code"); or an involuntary case is commenced against Borrower and the petition is not controverted within ten
(10) days, or is not dismissed within thirty (30) days, after commencement of the case; or a trustee (as defined in the Bankruptcy Code) is appointed for, or takes charge of, all or substantially all of the property of Borrower, or Borrower commences any other proceeding under any reorganization arrangement, adjustment of debt, relief of debtors, dissolution, insolvency, or liquidation or similar law of any jurisdiction whether now or hereafter in effect relating to Borrower, or there is commenced against Borrower any such proceeding which remains undismissed for a period of thirty (30) days, or Borrower is adjudicated insolvent or bankrupt; or any order of relief or other order approving any such case or proceeding is entered; or Borrower suffers any appointment of a custodian or the like for it or any substantial part of its properties to continue undischarged or unstayed for a period of thirty (30) days; or Borrower makes a general assignment for the benefit of creditors; or any corporate action is taken by Borrower for the purposes of effecting any of the foregoing.

         5. Remedies. Borrower agrees that, if any Event of Default shall have occurred and be continuing, then and in every such case, subject to any mandatory requirements of applicable law then in effect, Lender may exercise any rights and avail itself of any remedies now or hereafter existing under applicable law.

         6. Remedies Cumulative. No failure or delay on the part of Lender in exercising any right, power or privilege hereunder and no course of dealing between Borrower and Lender shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or privilege hereunder preclude any other right, power or privilege hereunder or thereunder. The rights, powers and remedies herein expressly provided are cumulative and not exclusive of any rights, powers or remedies which Lender would otherwise have.

     7. Additional Rights. The rights of Lender under this Agreement shall be in addition to all rights and benefits at law or in equity inuring to Lender with respect to the Loans, the Note, the Assignment and any documents relating thereto.

         8. Notices. All notices to be given under this Agreement shall be deemed given when delivered by hand, by facsimile or other similar transition, by a nationally recognized overnight courier, or when sent by certified or registered mail, return receipt requested, and addressed to the party's address set forth opposite such party's signature below, or if sent otherwise be deemed given when actually received. Either party may change its address for notices by delivery and receipt of a notice thereof to the other party.

     9. Waiver Amendment. This Agreement may be changed, waived, discharged, or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought.

         10. Obligations Absolute. The obligations of Borrower under this Agreement shall be absolute and unconditional and shall remain in full force and effect without regard to, and shall not be released, suspended, discharged, terminated or otherwise affected by, any circumstances or occurrence whatsoever, including, without limitation: (a) any renewal, extension, amendment or modification of, or addition or supplement to or deletion from, the Assignment or any other instrument or agreement referred to herein or therein, or any assignment or transfer of any thereof, (b) any waiver, consent, extension, indulgence or other action or inaction under or in respect of any such instrument or agreement or this Agreement, the Note, the Assignment or any exercise or non-exercise of any right, remedy, power or privilege under or in respect of this Agreement, the Note or the Assignment; (c) any furnishing of any security to Lender or any acceptance thereof or any sale, exchange, release, surrender or realization of or upon any security by Lender; or (d) any invalidity, irregularity or unenforceability of all or part of the Assignment.

      11. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto; provided, however, that Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Lender. All agreements, statements, representations and warranties made by Borrower herein or in any certificate or other instrument delivered by Borrower or on its behalf under this Agreement shall be considered to have been relied upon by Lender and shall survive the execution and delivery of this Agreement regardless of any investigation made by Lender.

     15. Headings Descriptive, Etc. The headings of the several sections and subsections of this Agreement are inserted for convenience only and shall not in any way affect the meaning or construction of any provision of this Agreement.

     16. Governing Law. This Agreement and the rights and obligations of the parties hereunder shall at all times and in all respects be construed in accordance with and be governed by the laws of the State of New York.

         17. Borrower's Duties. It is expressly agreed, anything herein contained to the contrary notwithstanding, that Borrower shall remain liable to perform all of the obligations, if any, assumed by it with respect to any Collateral, and Lender shall not be required or obligated in any manner to perform or fulfill any of the obligations of Borrower under or with respect to any Collateral.

     18. Preamble, Exhibits. The preamble hereto is hereby incorporated herein and, by this reference, made a part hereof. Similarly, Exhibits A and B are hereby incorporated herein and, by this reference, made a part hereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Loan Agreement to be executed under seal as of the date set first set forth above.

                                              BORROWER:

                                              WELDOTRON CORPORATION
                                              By: /s/ William L. Remley
                                              Printed Name:  William L. Remley
                                              Title:  President

                                              LENDER:

                                              EXFORD CORP.
                                              By: /s/ William L. Remley
                                              Printed Name:  William L. Remley
                                              Title:  President

ABSOLUTE ASSIGNMENT OF LEASE AND RENTS


         THIS ABSOLUTE ASSIGNMENT OF LEASE AND RENTS ("Assignment") is made this 24th day of January, 1996 by WELDOTRON CORPORATION, a New Jersey corporation having offices at 1532 South Washington Avenue, Piscataway, New Jersey 08855 (hereinafter called "Assignor") to EXFORD CORP., a Delaware corporation with offices at 1430 Broadway, 13th Floor, New York, New York 10018 (hereinafter called "Assignee");

                                                W I T N E S S E T H:

         Assignor, in consideration of the sum of Ten Dollars ($10.00) cash in hand paid and other good and valuable consideration paid by Assignee, the receipt and sufficiency of which are hereby acknowledged, does hereby absolutely and unconditionally GRANT, CONVEY, ASSIGN, TRANSFER and SET OVER unto Assignee the following:

         A. All rights, title, interests, estates, powers, privileges, options and other benefits of Assignor in, to and under that certain lease dated January 30, 1969 between Mackman Realty Corp., as Landlord (the "Landlord"), and Assignor, as Tenant, for the premises described therein consisting of the real estate and improvements located thereon commonly known as 1532 South Washington Avenue, Piscataway, New Jersey (said land and improvements hereinafter called the "Premises") together with all renewals, extensions, modifications, amendments, subleases and assignments of such lease (such lease agreement and any renewals, extensions, modifications, amendments, subleases and assignments thereof being hereinafter referred to as the "Lease"); and

         B. All of the sublease rents, income, receipts, revenues, issues, profits, receivables and other sums of money (hereinafter, collectively, called the "Rents") that are now and/or at any time hereafter become due and payable to Assignor under the terms of the Lease, any sublease or assignment thereof or arising or issuing from or out of the Lease or from or out of the Premises or any part thereof, including but not limited to base or minimum rents, additional rents, percentage rents, deficiency rents and liquidated damages following default, security deposits, advance rents, occupancy charges, all proceeds payable under any policy of insurance covering loss of rents resulting from untenantability caused by destruction or damage to the Premises and all of Assignor's rights to recover monetary amounts from Landlord or any sublessee or assignee in bankruptcy including, without limitation, rights of recovery for use and occupancy and damage claims arising out of lease defaults, including rejections, under the Federal Bankruptcy Code, including specifically the immediate and continuing right to collect and receive each and all of the foregoing; and

         C.       Any and all guaranties of payment of the Rents.

         This Assignment is made by Assignor to provide a direct and continuing source of payment (currently and in the future) of the following note (s), obligations, indebtedness and liabilities: (a) one certain promissory note of even date herewith in the principal amount of Five Hundred Thousand And No/ 100 Dollars ($500,000.00) made by Assignor and payable to the order of Assignee, with interest at the rate or rates therein provided, both principal and interest being payable as therein provided, and all amounts remaining unpaid thereon being finally due and payable on or before January 31, 1997, and all other notes given in substitution therefor or in modification, increase, renewal or extension thereof, in whole or in part (such note and all other notes given in substitution therefor or in modification, increase, renewal or extension thereof, in whole or in part, being hereinafter called the "Note"); (b) all indebtedness now or hereafter incurred or arising pursuant to the provisions of, or secured by that certain Loan Agreement of even date herewith (hereinafter called the "Loan Agreement") between Assignor and Assignee and all other instruments and agreements evidencing or securing said indebtedness, (c) all other sums which Assignor may become obligated to pay to the holder of the Note from time to time pursuant to the terms of the Note, the Loan Agreement, or any other agreement, instrument or undertaking of Assignor in connection therewith, and (d) all other indebtedness, obligations and liabilities of Assignor to the holder of the Note, howsoever created or arising, whether representing future advance of sums under the Note, the Loan Agreement, or otherwise; SUBJECT, HOWEVER, to the terms, provisions and conditions set forth in this Assignment.

The note (s),  obligations,  indebtedness and liabilities described in (a), (b),
(c)  and  (d)  above  are   hereinafter,   collectively,   referred  to  as  the
"Indebtedness."

         Because  this  Assignment  is intended  to be  absolute  and to provide
Assignee a direct and continuing source of payment in satisfaction of the Indebtedness, Assignor:

         1.       Represents and warrants unto Assignee that:

     (a) Assignor is the sole owner of the entire Tenant's interest in the Lease and has good title and good right to assign the Lease and the Rents hereby assigned and no other person or entity has any right, title or interest therein;

                  (b) Except for those matters specifically set forth and described in Schedule 1.(b) attached hereto and incorporated herein by this reference, Assignor has duly and punctually performed all of the terms, covenants, conditions and warranties of the Lease that were to be kept, observed and performed by it as Tenant under the Lease ;

     (c) Assignor has not at any time prior to the date hereof agreed to subordinate its rights as Tenant under the Lease to any deed of trust or mortgage or any other encumbrance of any kind;

     (d) Assignor has not executed any prior assignments of subleases of all or any portion of the Premises under the Lease or the Rents thereunder;


                  (e) No Rents reserved in the Lease or in any sublease thereof or thereunder have been anticipated and no Rents for any period subsequent to the date of this Assignment have been paid or collected in advance of the time when the same became due under the terms of the Lease or any sublease;

     (f) Assignor has performed no act or executed any other instrument which might prevent Assignee from enjoying and exercising any of its rights and privileges evidenced hereby; and

                  (g) The Lease is valid and subsisting and in full force and effect and unmodified; that there exists no defense, counterclaim or set-off to the payment of the Rents under the Lease, or any sublease or assignment thereof; and that there are no defaults now existing under the Lease or any sublease and no event has occurred which with the passage of time or the giving of notice, or both, would constitute such a default.

         2. Agrees and covenants that Assignee holds all right, title and interest in and to the Rents and the Lease and, until the Indebtedness or any part thereof shall be paid in full, Assignor will make no assignment, pledge or disposition of the Lease or the Rents thereunder; nor will Assignor agree to subordinate the Lease of any sublease or assignment thereof or thereunder to any deed of trust or mortgage or any other encumbrance of any kind or permit, consent or agree to such subordination; nor will Assignor reduce the Rents payable under any sublease of all or any part of the Premises under the Lease or modify, alter or amend any such sublease or the Lease or waive, excuse, condone, discount, set off, compromise or in any manner release or discharge any sublessee or assignee of or under the Lease of and from any obligations, covenants, conditions and agreements to be kept, observed and performed by such sublessee or assignee, including the obligation to pay the Rent thereunder in the manner and at the place and time specified therein; nor will Assignor incur any indebtedness to a sublessee or assignee of or under or guarantor of any sublease or assignment which may under any circumstance be used as an offset against the Rents or other payments due under said assignment or sublease; nor will Assignor exercise any option required or permitted by the terms of any assignment of or sublease under the Lease without the prior written consent of Assignee; nor will Assignor receive or collect any Rents from any present or future assignee of the Lease or sublessee of the Premises or any part thereof except in trust for Assignee and then only for such periods not to exceed one month in advance of the date on which such payment is due; nor will Assignor cancel or terminate any sublease, accept a surrender thereof, commence an action of ejectment or any summary proceedings for dispossession of a sublessee under the Lease, or convey or transfer or suffer or permit a conveyance or transfer of the Premises or any part thereof demised thereby or of any interest therein so as to effect directly or indirectly, proximately or remotely, a merger of the estates and rights of, or a termination or diminution of the obligations of any sublessee thereunder; nor will Assignor consent to an assignment or further sublease of the interest and estate of any sublessee under any sublease of the Lease, whether or not in accordance with its terms; nor will Assignor modify or change the terms of any guaranty of any sublease of or under the Lease or cancel or terminate such guaranty; nor will Assignor enter into additional subleases covering any portion of the Premises, or renew or extend the term of any sublease unless an option therefor was originally reserved by the sublessee for a fixed and definite rental, or relocate or expand the floor space of any sublessee within the Premises, without first having obtained the written consent of Assignee; and any such acts, if done or permitted to be done without the prior written consent of Assignee, shall be null and void.

         3. Covenants and agrees with Assignee, for Assignee's benefit to secure the Lease as a continuing source of payment for so long as the Indebtedness shall remain unpaid, to observe and perform duly and punctually all the obligations imposed upon Assignor as the Tenant and/or sublessor under the Lease and not to do or permit to be done anything to impair the value thereof; to enforce the performance of each and every term, provision, covenant, agreement and condition in the Lease to be performed by Landlord and/or any sublessee thereunder; to appear in and defend any action or proceeding arising under, occurring out of or in any manner connected with the Lease or any sublease thereunder, or the obligations, liabilities or duties of Assignor as Tenant and/or sublessor and any sublessee under the Lease and, upon request by Assignee, to make appearance in the name and on behalf of Assignee, but at the expense of Assignor; to exercise any option or election contained in or relating to Lease or any sublease which Assignee shall require; at Assignee's request to assign and transfer to Assignee by specific Assignment of Lease and Rents, in the form of this Assignment, any and all subsequent subleases upon all or any part of the Premises (it being understood and agreed that no such specific Assignment shall be required for such subsequent subleases to be covered by and included within this Assignment as provided herein); to deliver to Assignee executed copies of any and all renewals and extensions of the Lease and any sublease thereunder and all subsequent subleases upon all or any part of the Premises; and to execute and deliver at the request of Assignee all such further assurances and assignments in the Premises covered by the Lease, any sublease or the Rents as Assignee shall from time to time require and to deliver other records and instruments, including but not limited to a rent roll and books of account, that Assignee shall from time to time require.

         4. Covenants and agrees to receive any and all Rents from or out of the Premises in trust for the use and benefit of Assignee for payment of the Indebtedness and the obligations of the Premises as set forth herein, until receipt from Assignee of notice of the occurrence of a default specified in the Note, the Loan Agreement or any other document or instrument evidencing or securing the Indebtedness (hereinafter called a "Notice of Default"). Upon receipt from Assignee of a Notice of Default, each sublessee or assignee of or under the Lease is authorized and directed to pay the Rents directly to Assignee. Until such time, if any, as Assignee may issue a Notice of Default to any assignee or sublessee of or under the Lease, Assignor shall have the right to receive such Rents on behalf of Assignee, provided that Assignor shall hold such Rents in trust as a fund to be applied for the benefit of and as directed by Assignee, and Assignor hereby covenants so to apply the Rents, before using any part of the same for any other purposes, first, to the payment of Rents due to Landlord under the Lease; second, to the payment of taxes and assessments upon the Premises before penalty or interest is due thereon; third, to the cost of insurance, maintenance and repairs to the Premises required by the terms of the Lease; fourth, to the satisfaction of all other obligations of Assignor as Tenant as specifically set forth in the Lease; and, fifth, to the payment of interest and principal becoming due on the Indebtedness. Upon receipt from Assignee of a Notice of Default, an assignee of and each sublessee under the Lease shall make payment of the Rents to Assignee as provided above; and each such assignee and sublessee making payment of Rents directly to Assignee as provided herein shall be a released of all liability to the extent of all amounts so paid. The receipt by an assignee of or sublessee under the Lease of a Notice of Default shall be sufficient authorization for such assignee or sublessee to make all future payments of Rents directly to Assignee and each such assignee or sublessee shall be entitled to rely on such Notice of Default and shall have no liability to Assignor for any Rents paid to Assignee after receipt of such Notice of Default. Rents received by Assignee after giving a Notice of Default for any period shall be applied by Assignee to the payment (in such order as Assignee shall determine) of: (a) Rent due to the Landlord under the Lease, (b) all expenses of operating and maintaining the Premises, including but not limited to all taxes, assessments, charges, claims, utility costs and premiums for insurance, and the cost of all alterations, renovations, repairs or replacements; all expenses incident to taking and retaining possession of the Premises and/or collecting the Rents due and payable under the any assignment of or sublease under the Lease; and (c) the Indebtedness, principal, interest, attorney's and collection fees and other amounts, in such order as Assignee in its sole discretion may determine. In no event will this Assignment reduce the Indebtedness except to the extent, if any, that Rents are actually received by Assignee and applied upon (after said receipt) to such Indebtedness in accordance with the preceding sentence. Without impairing its rights hereunder, Assignee may, at its option, at any time and from time to time, release to Assignor Rents so received by Assignee or any part thereof. As between Assignor and Assignee, and any person claiming by, through or under Assignor, other than any assignee of or sublessee under the Lease who has not received a Notice of Default pursuant to this Paragraph and has paid Rents to Assignor in trust, this Assignment is intended to be absolute, unconditional and presently effective and the provisions of this Paragraph for notification of an assignee of or sublessees under the Lease upon the occurrence of a default specified in the Note, the Loan Agreement or any instrument or document evidencing, securing or otherwise relating to the Indebtedness are intended solely for the benefit of each such assignee or sublessee and shall never inure to the benefit of Assignor or any person claiming by, through or under Assignor (other than a sublessee who has not received such notice). It shall never be necessary for Assignee to institute legal proceedings of any kind whatsoever to enforce the provisions of this Paragraph or this Assignment.

         5. Covenants and agrees that at any time during which Assignor is receiving Rents directly from any assignee of or sublessee under the Lease, Assignor shall, upon receipt of written direction from Assignee, make demand and/or sue for all Rents due and payable under any such assignment or sublease, as directed by Assignee, as it becomes due and payable, including Rents which are past due and unpaid. In the event Assignor fails to take such action, or at any time during which Assignor is not receiving Rents directly from an assignee of or sublessee under the Lease, Assignee shall have the right (but shall be under no duty) to demand, collect and sue for, in its own name or in the name of Assignor, all Rents due and payable under any such assignment or sublease, as they becomes due and payable, including Rents which are past due and unpaid.

         6. Covenants and agrees that Assignee shall not be liable for any loss sustained by Assignor resulting from Assignee's failure to sublet the Premises, or any part thereof, or from any other act or omission of Assignee under or relating to the Lease or any sublease, nor shall Assignee be obligated to perform or discharge any obligation, duty or liability under the Lease or any sublease by reason of this instrument or the exercise of rights or remedies hereunder. Assignee shall not be liable for its failure to collect, or its failure to exercise diligence in the collection of, Rents under any assignment of the Lease or any sublease thereunder, but shall be accountable only for Rents that Assignee actually receives. Assignor will indemnify and hold harmless Assignee (for purposes of this paragraph, the term "Assignee" shall include the directors, officers, partners, employees, representatives and agents of Assignee and any persons or entities owned or controlled by, owning or controlling, or under common control or affiliated with Assignee) from and against, and reimburse Assignee for, all claims, demands, liabilities, losses, damages, causes of action, judgments, penalties, costs and expenses (including, without limitation, reasonable attorneys' fees and costs of appeal) incurred under the Lease or any assignment of or sublease under the Lease by reason of this instrument or the exercise of rights or remedies hereunder, or which may be asserted against Assignee by reason of any alleged obligations or undertakings on its part to perform or discharge any of the terms, covenants or agreements contained in the Lease or any sublease thereof, including specifically any obligation or responsibility for any security deposits or other deposits delivered to Assignor by any sublessee and not actually delivered to Assignee. The indemnities contained in this paragraph shall include claims, demands, liabilities, losses, damages, causes of action, judgments, penalties, costs and expenses (including without limitation, reasonable attorneys' fees) resulting from the negligence of Assignor, and the gross negligence or willful misconduct of Assignee. The foregoing indemnities shall not terminate upon release or other termination of this Assignment. Any amount to be paid under this Paragraph by Assignor to Assignee shall be a demand obligation owing by Assignor to Assignee, shall bear interest from the date such amount becomes due until paid at the rate of interest payable on matured but unpaid principal of or interest on the Note and shall be secured by any other instrument securing the Indebtedness. This Assignment of Lease and Rents shall not operate to place responsibility, upon Assignee for the control, care, management or repair of the Premises, nor for the carrying out of any of the terms and conditions of the Lease, any assignment of the Lease or any sublease thereunder; nor shall it operate to make Assignee responsible or liable for any waste committed on the Premises by the Assignor, or any subtenants or by any other parties or for any dangerous or defective condition of the Premises, or for any negligence in the management, upkeep, repair or control of the Premises resulting in loss or injury or death to any subtenant, licensee, employee or stranger.

         7. Covenants and agrees that this Assignment is primary in nature to the obligations evidenced by the Note, the Loan Agreement and any other document or instrument given to evidence or secure and collateralize or otherwise relating to the Indebtedness and that any default under this Assignment is and shall be a default under the Loan Agreement. Assignor agrees that Assignee may enforce this Assignment without first resorting to or exhausting any security or collateral securing the payment of the Indebtedness; provided however, that nothing herein contained shall prevent Assignee from suing on the Note, the Loan Agreement or any document or instrument evidencing, securing or otherwise relating to the Indebtedness or exercising any other right thereunder at law or in equity.

         8. Covenants and agrees that so long as the Indebtedness remain unpaid, in the event any sublessee under the Lease should be the subject of any proceeding under the Federal Bankruptcy Code or any other federal, state or local statute which provides for the possible termination or rejection of any sublease under the Lease assigned hereby, if any sublease is so rejected, no settlement for damages shall be made without the prior written consent of Assignee, and any check in payment of damages for rejection of any such sublease will be made payable to Assignee. Assignor hereby assigns any such payment to Assignee and further covenants and agrees that upon the request of Assignee, it will duly endorse to the order of Assignee any such check, the proceeds of which will be applied to the Indebtedness, principal, interest, attorneys' and collection fees and other amounts, in such order as Assignee in its sole discretion may determine.

         9. Agrees with Assignee that nothing contained herein and no act done or omitted by Assignee pursuant to the powers and rights granted Assignee hereunder shall be deemed to be a waiver by Assignee of its rights and remedies under the Note, the Loan Agreement or any other document or instrument evidencing, securing or otherwise relating to the Indebtedness or a waiver of curing of any default hereunder or under the Note, the Loan Agreement or any other document or instrument evidencing, securing or otherwise relating to the Indebtedness, and this Assignment is made and accepted without prejudice to any of the rights and remedies possessed by Assignee under the terms thereof. The right of Assignee to collect said Indebtedness and to enforce any security therefor held by it may be exercised by Assignee either prior to, simultaneously with, or subsequent to any action taken by it hereunder.

         10. If the Indebtedness is paid as the same becomes due and payable and if all of the covenants, warranties, undertakings and agreements made in the Loan Agreement and in this Assignment are kept and performed, then this Assignment shall become null and void and of no further force and effect but neither the Landlord nor any assignee of or sublessee under the Lease shall be required to take notice of such termination until a copy of a release of this Assignment shall have been delivered to the Landlord or to such assignee or sublessee.

         11. Agrees that Assignee may take or release any security for the payment of the Indebtedness, may release any party primarily or secondarily liable therefor and may apply any security held by it to the satisfaction of the Indebtedness or any portion thereof without prejudice to any of its rights under this Assignment.

         12. Agrees that Assignee may at any time and from time to time, in writing: (a) waive compliance by Assignor with any covenant herein made by Assignor to the extent and in the manner specified in such writing; (b) consent to Assignor doing any act which hereunder Assignor is prohibited from doing, or consent to Assignor failing to do any act which hereunder Assignor is required to do, to the extent and in the manner specified in such writing; or (c) release any part of the Premises and/or the Lease, or any interest therein, from this Assignment. No such act shall in any way impair the rights of Assignee hereunder except to the extent specifically agreed to by Assignee in such writing.

         13. Agrees that the rights and remedies of Assignee hereunder shall not be impaired by any indulgence, including but not limited to (a) any renewal, extension or modification which Assignee may grant with respect to the Indebtedness, (b) any surrender, compromise, release, renewal, extension, exchange or substitution which Assignee may grant in respect of the Premises and/or the Lease and/or the Rents or any part thereof or any interest therein, or (c) any release or indulgence granted to any endorser, guarantor or surety of the Indebtedness.

         14. Agrees that a determination that any provision of this Assignment is unenforceable or invalid shall not affect the enforceability or validity of any other provision and any determination that the application of any provision of this Assignment to any person or circumstance is illegal or unenforceable shall not affect the enforceability or validity of such provision as it may apply to any other persons or circumstances.

         15. Agrees and covenants with Assignee that this Assignment and the terms, provisions, representations and warranties herein contained shall be binding upon Assignor and Assignor's successors and assigns, the Landlord and all subsequent sublessees of the Premises and shall inure to the benefit of Assignee and Assignee's successors and assigns, including all subsequent holders of the Note. All references in this Assignment to Assignor or Assignee shall be deemed to include all such successors and assigns of such respective party.

         16. Agrees that within this Assignment , words of any gender shall be held and construed to include any other gender, and words in the singular number shall be held and construed to include the plural and words in the plural number shall be held and construed to include the singular, unless the context otherwise requires.

         17. Agrees that this Assignment may be executed in any number of counterparts with the same effect as if all parties hereto had signed the same document. All such counterparts shall be construed together and shall constitute one instrument, but in making proof hereof it shall only be necessary to produce one such counterpart.

         18. Agrees and covenants with Assignee that this Assignment shall not be construed or deemed made for the benefit of any third party or parties and shall be construed in accordance with and shall be subject to the laws of the State of New Jersey.

         19. Agrees and covenants with Assignee that this Assignment contains the entire agreement concerning the assignment by Assignor of the Lease and the Rents thereunder between the parties hereto. No variations, modifications or changes herein or hereof shall be binding upon any party hereto, unless set forth in a document duly executed by or on behalf of such party.

         IN WITNESS WHEREOF, Assignor has executed this Assignment of Lease and Rents as of the date first above written.


                                               WELDOTRON CORPORATION


                                               By: /s/ William L. Remley
                                               Printed Name:  William L. Remley
                                               Title: President

STATE OF NEW YORK

COUNTY OF NEW YORK

     This instrument was acknowledged before me this 24TH day of January, 1996 by William L. Remley, President of Weldotron Corporation, a New Jersey corporation, on behalf of said corporation.

My Commission Expires:

                                              /s/ Barbara J. Sojka
                                              Notary Public, State of New York

                                              Barbara J. Sojka
                                              Printed or Typed Name

EIGHTH AMENDMENT TO FINANCING AGREEMENTS


                                January 16, 1996



Congress Financial Corporation
1133 Avenue of the Americas
New York, New York 10036

Gentlemen:

         Reference is made to the financing arrangements by and among Weldotron Corporation ("Weldotron") and WLD Corporation f/k/a Valiant International Multi-Media Corp. ("WLD", and together with Weldotron, individually and collectively, the "Debtors") and Congress Financial Corporation ("Congress") pursuant to the Accounts Financing Agreement [Security Agreement], dated June 25, 1991, by and among Congress and Debtors (the "Accounts Agreement"), together with all supplements thereto and Rider No. 1 to Accounts Financing Agreement [Security Agreement], Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement] and Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 25, 1991 (the "Rider"), and all agreements, documents and instruments at any time executed and/or delivered in connection therewith, including, but not limited to, the First Amendment dated as of May 19, 1992, the Second Amendment dated as of May 20, 1993, the Third Amendment dated as of July 28, 1993, the Third Amendment dated as of April 13, 1994, the Fourth Amendment dated as of August 31, 1994, the Fifth Amendment dated February 28, 1995, the Sixth Amendment dated May 5, 1995 and the Seventh Amendment dated May 19, 1995 (as all of the foregoing now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced, being hereinafter collectively referred to as the "Financing Agreements").

         Debtors have requested certain amendments to the Financing Agreements and Congress is willing to agree to such amendments, subject to the terms and conditions contained herein. By this Amendment, Congress and Debtors intend to evidence such amendments.

         In consideration of the foregoing and the respective covenants and agreements contained herein, the parties hereto agree as follows:

     1. Definitions. All capitalized terms used herein shall have the meanings assigned thereto in the Accounts Agreement or the other Financing Agreements, unless defined herein.

         2. Notwithstanding anything to the contrary contained in the Accounts Agreement or the other Financing Agreements, effective as of December 1, 1995, the term "Working Capital" shall mean as to any Person at any time, in accordance with generally accepted accounting principals, as in effect from time to time, on a consolidated basis with such Person's domestic subsidiaries, the amount equal to the difference between: (i) the aggregate net book value of all Current Assets of such Person and its domestic subsidiaries (as determined in accordance with generally accepted accounting principals, as in effect from time to time), calculating the book value of inventory for this purpose on a first-in-first-out basis, and (ii) all Current Liabilities of such Person and its domestic subsidiaries (as determined in accordance with generally accepted accounting principals, as in effect from time to time).


     3. Minimum Working Capital. Effective as of December 1, 1995, Section 8(a) of the Rider is hereby deleted in its entirety and the following substituted therefor:

     "(a) Minimum Working Capital. Weldotron shall, at all times, maintain, on a consolidated basis with its subsidiaries, Working Capital of not less than $3,400,000."

     4. Tangible Net Worth. Effective as of December 1, 1995, Section 8(c) of the Rider is hereby deleted in its entirety and the following substituted therefor:

     "(c) Tangible Net Worth. Weldotron shall maintain at all times Tangible Net Worth in an aggregate amount for Weldotron and its consolidated subsidiaries of not less than $3,000,000."

     5. Fee. Debtors hereby jointly and severally agree to pay a facility fee in the amount equal to $5,000, which fee is fully earned and payable simultaneously with the execution of this Amendment (which fee, at Congress' option, may be charged to the accounts of Debtors with Congress).

         6. Waiver. Congress hereby waives any Event of Default as a result of Debtors' failure to comply with Section 8(a) of the Rider prior to December 1, 1995 (the "Existing Default"). Congress has not waived and is not by this Amendment waiving, and has no intention of waiving any other Event of Default which may be continuing on December 1, 1995 or any Event of Default which may occur after December 1, 1995 (whether the same or similar to the Existing Default or otherwise) and Congress reserves the right, in its discretion, to exercise any or all of its rights and remedies arising under the terms of the Financing Agreements as a result of any Event of Default which may be continuing on December 1, 1995 or any Event of Default which may occur after December 1, 1995 (whether the same or similar to the Existing Default or otherwise).


         7. Representations, Warranties and Covenants. In addition to the continuing representations, warranties and covenants heretofore or hereafter made by Debtors to Congress pursuant to the Financing Agreements, Debtors hereby represent, warrant and covenant with and to Congress as follows (which representations, warranties and covenants are continuing and shall survive the execution and delivery hereof and shall be incorporated into and made a part of the Financing Agreements):

                  (a) No Event of Default exists on the date of this Amendment (after giving effect to the amendments to the Financing Agreements made by this Amendment).

                  (b) This Amendment has been duly executed and delivered by Debtors and is in full force and effect as of the date hereof, and the agreements and obligations of Debtors contained herein constitute the legal, valid and binding obligations of Debtors enforceable against Debtors in accordance with their respective terms.

     8. Conditions Precedent. The amendments to the Financing Agreements provided for herein shall only be effective upon the satisfaction of each of the following conditions precedent in a manner satisfactory to Congress:

                  (a) Congress shall have received, in form and substance satisfactory to Congress and its counsel, an executed original of this Amendment, duly authorized, executed and delivered by Debtors, Genex Corporation and Weldotron of Delaware, Inc.; and

     (b) no Event of Default shall have occurred and be continuing and no event shall have occurred or condition be existing and continuing which, with notice or passage of time or both, would constitute an Event of Default.

           9. Effect of this Amendment. Except as specifically modified pursuant hereto, no other changes or modifications to the Financing Agreements are intended or implied and in all other respects the Financing Agreements are hereby ratified, restated and confirmed by all parties hereto as of the date hereof. To the extent of any conflicts between the terms of this Amendment and the Financing Agreements, the terms of this Amendment shall control.

     10. Binding Effect. This Amendment shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors and assigns.

     11. Counterparts. This Amendment may be executed in any number of counterparts, but all of such counterparts shall together constitute but one and the same agreement.

     12. Governing Law. This Amendment and the rights and obligations hereunder of each of the parties hereto shall be governed by and interpreted and determined in accordance with the laws of the State of New York.

     13. Further Assurances. The parties hereto shall execute and deliver such additional documents and take such additional action as may be necessary to effectuate the provisions and purposes of this Amendment.

     Please sign the enclosed counterpart of this Agreement in the space provided below, whereupon this Agreement, as so accepted by Congress, shall become a binding agreement between Debtors and Congress.

                                           Very truly yours,

                                           WELDOTRON CORPORATION

                                           By: /s/ William L. Remley

                                           Title:  President


                                           WLD CORPORATION f/k/a VALIANT
                                           INTERNATIONAL MULTI-MEDIA
                                           CORP.

                                           By: /s/ William L. Remley

                                           Title: President


ACCEPTED:

CONGRESS FINANCIAL CORPORATION

By:  /s/ Martin J. Mahoney
Title:  AVP

ACKNOWLEDGED BY:

GENEX CORPORATION

By: /s/ William L. Remley
Title: President

WELDOTRON OF DELAWARE, INC.

By: /s/ William L. Remley
Title: President

NINTH AMENDMENT TO FINANCING AGREEMENTS


                                                              January 24, 1996


Congress Financial Corporation
1133 Avenue of the Americas
New York, New York 10036


Gentlemen:

         Reference is made to the financing arrangements by and among Weldotron Corporation ("Weldotron") and WLD Corporation f/k/a Valiant International Multi-Media Corp. ("WLD", and together with Weldotron, individually and collectively, the "Debtors") and Congress Financial Corporation ("Congress") pursuant to the Accounts Financing Agreement [Security Agreement], dated June 25, 1991, by and among Congress and Debtors (the "Accounts Agreement"), together with all supplements thereto and Rider No. 1 to Accounts Financing Agreement [Security Agreement], Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement] and Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 25, 1991 (the "Rider"), and all agreements, documents and instruments at any time executed and/or delivered in connection therewith, including, but not limited to, the First Amendment dated as of May 19, 1992, the Second Amendment dated as of May 20, 1993, the Third Amendment dated as of July 28, 1993, the Third Amendment dated as of April 13, 1994, the Fourth Amendment dated as of August 31, 1994, the Fifth Amendment dated February 28, 1995, the Sixth Amendment dated May 5, 1995, the Seventh Amendment dated May 19, 1995 and the Eighth Amendment dated January 16, 1996 (as all of the foregoing now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced, being hereinafter collectively referred to as the "Financing Agreements").

         Debtors have requested that Congress consent to a $500,000 revolving line of credit to be provided by Exford Corp. ("Exford") to Weldotron secured by certain assets of Weldotron and that Congress agree to certain amendments to the Financing Agreements and Congress is willing to consent to such loan and agree to such amendments, subject to the terms and conditions contained herein. By this Amendment, Congress and Debtors intend to evidence such amendments.

         In consideration of the foregoing and the respective covenants and agreements contained herein, the parties hereto agree as follows:

           1.     Definitions.

     (a) Additional Definitions. As used herein, the following terms shall have the respective meanings given to them below and the Financing Agreements are hereby amended to include, in addition and not in limitation, each of the following:

     (i) "Assignment" shall mean any assignment by Weldotron to a third party of all of Weldotron's right, title and interest in and to the Lease.

     (ii) "Blocked Account" shall mean the deposit account of Weldotron established for handling collections of Weldotron pursuant to the Financing Agreements under the Blocked Account agreement dated May 12, 1992, among Congress, Weldotron and National Community Bank of New Jersey.

                           (iii)  "Exford"  shall mean Exford Corp.,  a Delaware
corporation, and its successors and assigns.

     (iv) "Exford Documents" shall mean, collectively, the following (as the same now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced): (a) the Exford Note, (b) the Loan Agreement, dated January 24, 1996, between Weldotron and Exford, (c) the Absolute Assignment of Lease and Rents, dated January 24, 1996, between Weldotron and Exford and (d) all agreements, documents and instruments executed and/or delivered in connection with any of the foregoing.

     (v) "Exford Note" shall mean the Promissory Note (Line of Credit), dated January 24 , 1996, issued by Weldotron payable to Exford in the original principal amount of $500,000, as the same now exists or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced.

     (vi) "Lease" shall mean the Lease, dated January 30, 1969, between Mackman Realty Corp. and Weldotron in connection with the Premises.

                           (vii) "Premises" shall mean the real property located
at 1532 South Washington Avenue, Piscataway, New Jersey.

     (viii) "Sublease" shall mean any sublease entered into between Weldotron and a third party of all or any portion of Weldotron's leasehold interest in the Premises.

                  (b) Interpretation. All capitalized terms used herein shall have the meanings assigned thereto in the Accounts Agreement or the other Financing Agreements, unless otherwise defined herein.

         2. Consent. Subject to the terms and conditions contained herein, Lender hereby confirms that it has no objection to: (a) the revolving line of credit to be provided by Exford to Weldotron in the maximum amount of up to $500,000 evidenced by the Exford Note (as in effect on the date of the execution thereof) and (b) the assignment by Weldotron to Exford of all of Weldotron's right, title and interest as lessee under the Lease, including, without limitation, any and all rights of Weldotron to payments pursuant to any Sublease or Assignment; provided, that, in the event Weldotron may at any time after the date hereof intend to enter into a Sublease or Assignment, Congress shall receive not less than fifteen (15) days prior written notice from Weldotron thereof, together with and a copy of the Sublease or the Assignment (as the case may be), any related agreements and such other information with respect thereto as Congress may request.

     3. Limitation on Liens. Section 7(a) of the Rider is hereby amended by adding a new Section 7(a)(vi) thereto as follows:

         "(vi) the Liens of Exford upon the right, title and interest of Weldotron in and to the Lease and related rights as set forth in the Exford Documents (as in effect on the date of the execution thereof) to the extent such Liens secure the Indebtedness of Weldotron to Exford permitted under Section 7(t) below."

     4. Indebtedness. Section 7(t) of the Rider is hereby amended by adding a new Section 7(t)(iv) thereto as follows:

"(iv) Indebtedness of Weldotron to Exford evidenced by the Exford Note (as in effect on the date of the execution thereof); provided, that, (A) the total principal amount of such Indebtedness shall not exceed $500,000 at any time outstanding, plus interest thereon at the rate set forth in the Exford Note as in effect on the date of the execution thereof, (B) Weldotron shall not, directly or indirectly, make any payments in respect of such Indebtedness, including, but not limited to, any prepayments or other nonmandatory payments, except that until Congress shall send written notice to Exford of the occurrence of an Event of Default, or an event which with notice or passage of time or both would constitute an Event of Default, (1) Weldotron may make monthly payments of principal and interest in accordance with the terms of the Exford Note as in effect on the date of the execution thereof; provided, that, (a) no such payments of principal shall be made unless and until (i) Weldotron has entered into the Sublease, (ii) Congress has received a copy of the Sublease duly authorized, executed and delivered by the parties thereto, which shall be in full force and effect, (iii) the sublessee pursuant to the Sublease shall have taken possession and shall occupy the portion of the Premises subject to the Sublease, (iv) the sublessee shall be obligated to make and shall have made monthly payments of rent under the Sublease and (v) Weldotron shall have obtained all necessary consents and approvals to the Sublease, (b) such payments of principal shall only be made from the cash proceeds of the rent received by Weldotron or on its behalf from the sublessee pursuant to the Sublease, (c) subject to Section 7(t)(iv)(B)(1)(d) below, the total amount of each monthly payment of principal and interest by Weldotron to Exford in respect of such Indebtedness (including payments of principal, interest and any other charges) shall not exceed the positive amount equal to (i) the amount of cash or other immediately available funds payable to Weldotron by the sublessee pursuant to the Sublease and received in the Blocked Account from the sublessee in respect of the immediately preceding month minus (ii) the amount required to be paid by Weldotron to the lessor of the Premises for such month and (d) all amounts payable to Weldotron pursuant to the terms of the Sublease shall be paid to the Blocked Account; except, that, notwithstanding anything to the contrary in this
Section 7(t)(iv), at any time on or after receipt by Congress of written notice from Exford of an event of default under the Exford Documents (as in effect on the date hereof) and for so long as the same is continuing and after the demand by Exford for the repayment of all of the Indebtedness of Weldotron to Exford permitted hereunder, Exford may cause the sublessee pursuant to the terms of the Sublease to make payments of rent and other amounts due to Weldotron thereunder directly to Exford and Exford will pay the lessor of such premises the amounts due to lessor under the Lease after the date of such demand by Exford; provided, that, the amounts of such payment of rent and other amounts due to Weldotron thereunder together with the amount of any additional loans by Exford to Weldotron made as of the date of the payment of rent shall equal the amount of such rent and other amounts due from Weldotron to the lessor of the Premises, with any amounts in excess thereof paid directly to the Blocked Account, and (2) notwithstanding anything to the contrary set forth in Section 7(t)(iv)(B)(1) above, Weldotron may prepay such Indebtedness; provided, that, (a) Weldotron has entered into the Assignment, (b) Congress has received a copy of the Assignment duly authorized, executed and delivered by the parties thereto, (c) Weldotron has obtained all necessary consents and approvals for the Assignment, (d) such prepayment shall only be made from the cash proceeds received by Weldotron from the Assignment and (e) any proceeds remaining after giving effect to such prepayment shall be paid directly to the Blocked Account, (C) Weldotron shall not, directly or indirectly amend, modify, alter or change any terms of such Indebtedness or any of the Exford Documents except to extend the due date or renew the term thereof or redeem, retire, defease, purchase or otherwise acquire such Indebtedness, or set aside or otherwise deposit or invest any sums for such purpose, and (D) Weldotron shall furnish to Congress all notices, demands or other materials concerning such Indebtedness either received by Weldotron or on its behalf, promptly after receipt thereof by Weldotron, or sent by Weldotron or on its behalf, concurrently with the sending thereof, as the case may be."

         5. Representations, Warranties and Covenants. In addition to the continuing representations, warranties and covenants heretofore or hereafter made by Debtors to Congress pursuant to the Financing Agreements, Debtors hereby represent, warrant and covenant with and to Congress as follows (which representations, warranties and covenants are continuing and shall survive the execution and delivery hereof and shall be incorporated into and made a part of the Financing Agreements):

     (a) Debtors have delivered, or caused to be delivered to Congress, true, correct and complete copies of the Exford Note and the other Exford Documents.

     (b) No Event of Default exists on the date of this Amendment (after giving effect to the amendments to the Financing Agreements made by this Amendment).

                  (c) This Amendment has been duly executed and delivered by Debtors and is in full force and effect as of the date hereof, and the agreements and obligations of Debtors contained herein constitute the legal, valid and binding obligations of Debtors enforceable against Debtors in accordance with their respective terms.

     6. Conditions Precedent. The consents by Congress contained in Section 2 hereof and the amendments to the Financing Agreements provided for herein shall only be effective upon the satisfaction of each of the following conditions precedent in a manner satisfactory to Congress:

                  (a) Congress shall have received, in form and substance satisfactory to Congress and its counsel, an executed original of this Amendment, duly authorized, executed and delivered by Debtors, Genex Corporation and Weldotron of Delaware, Inc.;

                  (b) Congress shall have received, in form and substance satisfactory to Congress and its counsel, evidence that the Exford Documents have been duly executed and delivered by and to the appropriate parties and the transactions contemplated under the terms of the Exford Documents have been consummated prior to or contemporaneously with the execution of this Amendment;

                  (c) Congress shall have received, in form and substance satisfactory to Congress and its counsel, an Intercreditor Agreement between Exford and Congress, as acknowledged and agreed to by Debtors, duly authorized, executed and delivered by Exford and Debtors;

     (d) Congress shall have received true, correct and complete copies of the Exford Note and the other Exford Documents;

     (e) Weldotron shall have received not less than $150,000 in cash as initial proceeds of loans by Exford to Weldotron pursuant to the Exford Documents; and

                  (f) no Event of Default shall have occurred and be continuing and no event shall have occurred or condition be existing and continuing which, with notice or passage of time or both, would constitute an Event of Default.

           7. Effect of this Amendment. Except as specifically modified pursuant hereto, no other changes or modifications to the Financing Agreements are intended or implied and in all other respects the Financing Agreements are hereby ratified, restated and confirmed by all parties hereto as of the date hereof. To the extent of any conflicts between the terms of this Amendment and the Financing Agreements, the terms of this Amendment shall control.

     8. Binding Effect. This Amendment shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors and assigns.


     9.  Counterparts.   This  Amendment  may  be  executed  in  any  number  of
counterparts, but all of such counterparts shall together constitute but one and the same agreement.


     10. Governing Law. This Amendment and the rights and obligations hereunder of each of the parties hereto shall be governed by and interpreted and determined in accordance with the laws of the State of New York.

     11. Further Assurances. The parties hereto shall execute and deliver such additional documents and take such additional action as may be necessary to effectuate the provisions and purposes of this Amendment.

     Please sign the enclosed counterpart of this Agreement in the space provided below, whereupon this Agreement, as so accepted by Congress, shall become a binding agreement between Debtors and Congress.

                                                 Very truly yours,

                                                 WELDOTRON CORPORATION

                                                 By:  /s/ William L. Remley
                                                 Title: President


                                                 WLD CORPORATION f/k/a VALIANT
                                                 INTERNATIONAL MULTI-MEDIA
                                                 CORP.

                                                 By: /s/ William L. Remley
                                                 Title: President

ACCEPTED:

CONGRESS FINANCIAL CORPORATION

By:  /s/ Martin J. Mahoney
Title:  AVP

ACKNOWLEDGED BY:
GENEX CORPORATION

By: /s/ William L. Remley
Title: President

WELDOTRON OF DELAWARE, INC.

By: /s/ William L. Remley
Title: President

TENTH AMENDMENT TO FINANCING AGREEMENT


                                                                 June 10, 1996

Congress Financial corporation
1133 Avenue of the Americas
Now York, Now York 10036

Gentlemen:

         Reference is made to the financing arrangements by and among Weldotron corporation ("Weldotron") and WLD Corporation f/k/a Valiant International Multi-media Corp. ("WLD", and together with Weldotron, individually and collectively, the "Debtors") and Congress Financial Corporation ("Congress") pursuant to the Accounts Financing Agreement [Security Agreement], dated June 25, 1991, by and among Congress and Debtors (the "Accounts Agreement"), together with all supplements thereto and Rider No. 1 to Accounts Financing Agreement [Security Agreement], Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security Agreement] and Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement], dated June 25, 1991 (the "Rider"), and all agreements, documents and instruments at any time executed and/or delivered in connection therewith, including, but not limited to, the First Amendment dated as of May 19, 1992, the Second Amendment dated as of May 20, 1993, the Third Amendment dated as of July 28, 1993, the Third Amendment dated as of April 13, 1994, the Fourth Amendment dated as of August 31, 1994, the Fifth Amendment dated February 28, 1995, the Sixth Amendment dated May 5, 1995, the Seventh Amendment dated May 19, 1995, the Eighth Amendment dated January 16, 1996 and the Ninth Amendment dated January 24, 1996 (as all of the foregoing now exist or may hereafter be amended, modified, supplemented, extended, renewed, restated or replaced, being hereinafter collectively referred to as the "Financing Agreements").

        Debtors have requested certain amendments to the Financing Agreements and Congress is willing to agree to such amendments, subject to the terms and conditions contained herein. By this Amendment, Congress and Debtors intend to evidence such amendments.

        In consideration of the foregoing and the respective Covenants and agreements contained herein , the parties hereto agree as follows:

           1.     Definitions.

                  (a)      Amendments to Definitions.

     (i) All references to the term "Maximum Credit" in the Accounts Agreement and any of the other Financing Agreements shall be deemed and each such reference is hereby amended to mean "$2,500,000".

     (ii) All references to the term "Renewal Date" in the Accounts Agreement and any of the other Financing Agreements shall be deemed and each such reference is hereby amended to mean "June 25, 1997".

                (b) Interpretation. All capitalized terms used herein shall have the meanings assigned thereto in the Accounts Agreement or the other Financing Agreements, unless otherwise defined herein.

     2. Termination. Section 9.1 of the Accounts Agreement is hereby deleted in its entirety and the following substituted therefor:

        "9.1 This Agreement shall become effective upon acceptance by you and shall continue in full force and effect for a term ending June 25, 1997 (the "Renewal Date"), subject to your right to terminate this Agreement, at any time upon the occurrence of an Event of Default. We agree that all of the Obligations shall, if not sooner paid, be absolutely and unconditionally due and payable in full in cash at other immediately available funds by us to you an the earlier of the Renewal Date or the effective date of the termination of this Agreement. No termination of this Agreement, however, shall relieve or discharge us of our duties, obligations and covenants hereunder until all Obligations have been paid in full, and your continuing security interest in the Collateral shall remain in effect until such obligations have been fully discharged."

     3. Letters Of Credit and Inventory Loans. Section 2(b)(iii) of the Rider is hereby deleted in its entirety and the following substituted therefor:

     "(iii) at no time shall the sum of (x) all Letters of Credit and (y) the aggregate amount of outstanding Inventory Loans exceed the lesser of (a) $1,250,000 and (b) one hundred and thirty-three percent (133%) of the amount of Available Accounts; and"

     4. Minimum Working Capital. Effective as of March 1, 1996, section 8(a) of the Rider is hereby deleted in its entirety and the following substituted therefor:


     "(a) Minimum Working Capital. Weldotron shall, at all times, maintain, on a consolidated basis with its subsidiaries, Working Capital of not less than $1,700,000."

     Tangible Net Worth. Effective as of March 1, 1996, Section 8(c) of the Rider is hereby deleted in its entirety and the following substituted therefor:

     "(c) Tangible Net Worth. Weldotron shall maintain at all times Tangible Net Worth in an aggregate amount for Weldotron and its consolidated subsidiaries of not less than $1,050,000."

        6. Waiver. Congress hereby waives any Events of Default as a result of Debtors' failure to comply with Sections 8(a) and 8(c) of the Rider prior to March 1, 1996 (the "Existing Defaults"). Congress has not waived and is not by thi8s Amendment waiving, and has no intention of waiving any other Event of Default which may be continuing on March 1, 1996 or any Event of Default which may occur after March 1, 1996 (whether the same or similar to the Existing Defaults or otherwise) and Congress reserves the right, its discretion, to exercise any or all of its rights and remedies arising under the terms of the Financing Agreements as a result of any Event of Default which may be continuing on March 1, 1996 or any Event of Default which may occur after March 1, 1996 (whether the same or similar to the Existing Defaults or otherwise).

        7. Fees. Debtors hereby jointly and severally agree to pay (a) an extension fee in the amount equal to $12,500 and (b) a waiver fee in the amount equal to $2,500, which fees are fully earned and payable simultaneously with the execution of this Amendment (which fees at Congress' option, may be charged to the account of Debtors with Congress).

         8. Representations, Warranties and Covenants. In addition to the continuing representations, warranties and covenants heretofore or hereafter made by Debtors to Congress pursuant to the Financing Agreements, Debtors hereby represent, warrant and covenant with and to Congress as follows (which representations, warranties and covenants are continuing and shall survive the execution and delivery hereof and shall be Incorporated into and made a part of the Financing Agreements):

     (a) No event of Default exists an the date of this Amendment (after giving effect to the amendments to the Financing Agreements made by this Amendment).

                  (b) This Amendment has been duly executed and delivered by Debtors and is in full force and effect as of the date hereof, and the agreements and obligations of Debtors contained herein constitute the legal, valid and binding obligations of Debtors enforceable against Debtors in accordance with their respective terms.

     9. Conditions Precedent. The amendments to the Financing Agreements provided for herein shall only be effective upon the satisfaction of each of the following conditions precedent in a manner satisfactory to Congress:

                (a) Congress shall have received in form and substance satisfactory to Congress and its counsel, an executed original of this Amendment, duly authorized, executed and delivered by Debtors, Genex Corporation and Weldotron of Delaware, Inc.; and

                (b) no Event of Default shall have occurred and be continuing and no event shall have occurred or condition be existing and continuing which, with notice or passage of time or both, would constitute an Event of Default.

         10. Effect of this Amendment. Except as specifically modified pursuant hereto, no other changes or modifications to the Financing Agreements are intended or implied and in all other respects the Financing Agreements are hereby ratified, restated and confirmed by all parties hereto as of the date hereof. To the extent of any conflicts between the terms of this Amendment and the Financing Agreements, the terms of this Amendment shall control.

     11. Binding Effect. This Amendment shall be binding upon and inure to the benefit of each of the parties hereto and their respective successors and assigns.

     12. Counterparts. This Amendment may be executed in any number of counterparts, but all of such counterparts shall together constitute but one and the same agreement.

     13. Governing Law. This Amendment and the rights and obligations hereunder of each of the parties hereto shall be governed by and interpreted and determined in accordance with the laws of the State of New York.

     14. Further Assurances. The parties hereto shall execute and deliver such additional documents and take such additional action as may be necessary to effectuate the provisions and purposes of this Amendment.

     Please sign the enclosed counterpart of this Agreement in the space provided below, whereupon this Agreement, as so accepted by Congress, shall become a binding agreement between Debtors and Congress.

                                               Very truly yours,

                                               WELDOTRON CORPORATION
                                               By:  /s/ William L. Remley
                                               Title:  President

                                               WLD CORPORATION f/k/a VALIANT
                                               INTERNATIONAL MULTI-MEDIA
                                               CORP.
                                               By:  /s/ William L. Remley
                                               Title:  President

ACCEPTED:

CONGRESS FINANCIAL CORPORATION

By:  /s/ Martin J. Mahoney
Title :  AVP

ACKNOWLEDGED BY:

GENEX CORPORATION
By: /s/ William L. Remley
Title:  President

WELDOTRON OF DELAWARE, INC.
By:  /s/ William L. Remley
Title:  President

                                             ALLONGE TO PROMISSORY NOTE
     THIS ALLONGE TO PROMISSORY NOTE (this Allonge") is made this 10th day of June, 1996 (but effective as of March 31, 1996) by and between (I) WELDOTRON CORPORATION, a New Jersey corporation ("Maker") and (ii) LYFORD CORP., a Delaware corporation ("Holder").

     WHEREAS, Maker executed and delivered to Holder a that certain AMENDED, EXTENDED AND RESTATED PROMISSORY NOTE dated as of March 1, 1995 (the "Restated Note") in the principal amount of One Million Dollars ($1,000,000.00) ; and

         WHEREAS, Maker and Holder desire to amend the provisions of the Restated Note, as more fully set forth herein.

         NOW THEREFORE, for good and valuable consideration, Maker and Holder hereby agree as follows:

     1. The maturity date of the Note shall be changed to April 1, 1997, at which time the entire unpaid principal balance then outstanding, together with any and all accrued interest thereon, shall be due and payable in full.

     2. The stated interest rate prior to maturity which accrues on the unpaid principal balance of the Restated Note from and after April 1, 1996 shall be fourteen percent (14%)per annum.

         3. It is the intention of Maker and Holder that this Allonge be deemed a modification of the Restated Note, that the Allonge not be deemed an independent instrument which serves as a substitute or replacement therefor and that the Allonge be physically attached to the Restated Note and become a part thereof. Except as modified hereby, the Restated Note and all of its terms and provisions shall remain in full force and effect and are hereby ratified and confirmed for all purposes and in all respects.

         IN WITNESS WHEREOF, the parties hereto have executed this Allonge under seal as of the date set forth above.

WITNESS:                                    MAKER:
                                            WELDOTRON CORPORATION
/s/ Richard C. Hoffman                      By: /s/ William L. Remley
                                            Its: President

WITNESS:                                    HOLDER:
                                            LYFORD CORP.
/s/Richard C. Hoffman                       By: /s/ William L. Remley
                                            Its: President

WELDOTRON                                                         NEWS RELEASE
CORPORATION

For information, please contact:

WELDOTRON CORPORATION (AMEX: WLD)

Varghese Reju, Treasurer and Chief Financial Officer (908) 968-9647

TO:      THE EDITOR

FOR:  IMMEDIATE RELEASE                                       OCTOBER 3, 1995

WELDOTRON MEETING WITH AMEX OFFICIALS
Piscataway, New Jersey, October 3, 1995... Weldotron Corporation (AMEX:WLD) announced that it has been notified by the American Stock Exchange on October 2, 1995 that it is reviewing the continued listing eligibility of the Company's Common Stock on the Exchange because the Company does not fully meet all of the Exchanges financial guidelines for continued listing. Specifically, the Company has incurred net losses from Continuing Operations in each of its past nine fiscal years and its Common Stock has sold for a substantial period of time at a low price per share. In this regard, the Exchange noted that the Company's Common Shares are currently trading at $1.00 each and have not traded higher than $3.00 since July 1993.

In order to provide the Company with an opportunity to present information in support of a continued listing, the Exchange has scheduled a meeting with representatives from the Company for October 31, 1995. The Exchange will then make a determination as to whether the Company's listing will be continued.

Weldotron is a leading manufacturer of packaging systems for general industrial applications as well as food packaging and "Weighwrap Systems" for supermarkets and fresh food processors. The Company also has a Communications and Control Group, which manufactures and sells industrial safety controls.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 8-K


CURRENT REPORT
Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934


Date of Report (Date of earliest event reported) April 13, 1995


WELDOTRON CORPORATION
(Exact name of Registrant as specified in its charter)




NEW JERSEY                           1-8381                         22-1602728
(State or other jurisdiction        (Commission               (I.R.S. Employer
of incorporation)                    File Number)          identification No.)





1532 South Washington Avenue
Piscataway, New-Jersey                                                   08855
(Address of Principal Exec. Offices)                                (Zip Code)


Registrant's Telephone Number,
Including Area Code                                             (908) 752-6700


Page 1 of 5
Exhibit index appears on Page 2

Item 5. Other Events.


Settlement with Former Chairman

Effective April 13, 1995, Weldotron Corporation (the "Company" or "Registrant") reached a full and final settlement with Martin Siegel who had filed a lawsuit against the Company and several of its Directors on November 23, 1994 in the Superior Court of Bergen County, New Jersey (the "Court"). Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company until his resignation on June 13, 1994.

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


Exhibit  99:  Press  Release   issued  by  the   Registrant  on  April  18,
1995.................Page 4

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                 WELDOTRON CORPORATION


                                                By:      /s/ Varghese Reju
                                                         Treasurer and
                                                   Principal Financial Officer



Date:  May 4, 1995

WELDOTRON                                                         NEWS RELEASE
CORPORATION

For information, please contact:


WELDOTRON CORPORATION (AMEX: WLD)

Varghese Reju, Treasurer and Chief Financial Officer

(908) 968-9647



TO:        THE EDITOR

FOR:       IMMEDIATE RELEASE                                    April 18, 1995


WELDOTRON ANNOUNCES SETTLEMENT WITH FORMER CHAIRMAN

Piscataway, New Jersey, April 18, 1995.. Weldotron Corporation (AMEX:WLD), announced today that the Company had reached a full and final settlement with Martin Siegel who filed suit against the Company and several of its Directors on November 23, 1994. Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company until June 13, 1994.

The basic terms of the settlement are as follows:

a) The cancellation of Mr. Siegel's employment agreement dated March 1, 1988;

b) The award of a new deferred compensation agreement to Mr. Siegel which provides for an annual benefit of $100,000; and

c) A dismissal of all claims asserted in the litigation and an exchange of releases between the Company and Mr. Siegel.

Weldotron is a leading manufacturer of packaging systems for general industrial applications as well as food packaging and "Weighwrap Systems" for supermarkets and fresh food processors. The Company also has a Communications and Control Group which manufactures and sells industrial safety controls.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 8-K


CURRENT REPORT
Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934



Date of Report (Date of earliest event reported) May 5, 1995


WELDOTRON CORPORATION
(Exact name of Registrant as specified in its charter)


NEW JERSEY                      1-8381                              22-1602728
(State or other jurisdiction    (Commission                   (I.R.S. Employer
of incorporation)               File Number)               identification No.)





1532 South Washington Avenue
Piscataway, New-Jersey                                                   08855
- ----------------------                                                   -----
(Address of Principal Exec. Offices)                                (Zip Code)


Registrant's Telephone Number,
Including Area Code                                             (908) 752-6700

Item 5. Other Events.



On May 5, 1995, Weldotron Corporation (the "Company" or "Registrant") concluded a loan transaction in which it borrowed One Million ($1,000,000) Dollars from Lyford Corporation. ("Lyford"). This loan transaction accomplished the extension of the maturity date of Registrant's existing loan from Lyford Corporation in the amount of five hundred thousand dollars ($500,000) which had matured by its terms on February 28, 1995, and secured an additional advance in the amount of five hundred thousand dollars ($500,000). The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). As of March 5, 1995, Lyford owned 19.65% of the issued and outstanding common stock of the Company. In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and a Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The warrant grants to Lyford the right to purchase 1,000,000 shares of the Company's common stock (the "Initial Warrant Number") at an initial exercise price of One ($1.00) Dollar per share (the "Initial Warrant Price"). The Initial Warrant Number and the Initial Warrant Price are subject to equitable adjustment in the event there is a merger or recapitalization of the Company, or the Company declares a stock dividend. The Initial Warrant Number and the Initial Warrant Price are also subject to adjustment by means of anti-dilution provisions. The warrant expires by its terms on April 12, 2005. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              WELDOTRON CORPORATION.

                                              By:      /s/  Varghese Reju
                                                       Treasurer and
                                                   Principal Financial Officer



Date: May 15, 1995