Form 10-Q
period 1996-05-31
WELDOTRON CORP
filed 1996-07-15
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                     FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended May 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 1-8381


     WELDOTRON  CORPORATION
(Exact name of Registrant as specified in its charter)


NEW JERSEY                                        22-1602728
(State or other jurisdiction                     (I.R.S. Employer
incorporation or organization                     Identification No.)


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

                                                              Yes      X     No

2,300,173 Shares of Common Stock were outstanding as of July 10, 1996.

                                      WELDOTRON CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                        ($000'S OMITTED EXCEPT SHARE DATA)


                                                                         Three Months Ended May 31,
                                                                       1996                      1995
                                                                       (Unaudited)               (Unaudited)

NET SALES                                                               $  3,961                  $  4,273
COST AND EXPENSES:
   Cost of Sales                                                           2,882                     2,553
   Selling, General & Administrative Expenses                              1,457                     1,699
   Depreciation and Amortization                                             100                       123
                                                                           4,439                     4,375

LOSS FROM OPERATIONS                                                       (478)                     (102)

OTHER INCOME/(EXPENSES):
   Foreign Currency Translation Gain                                         25                         38
   Other Income                                                             116                        135
   Interest Expense                                                        (154)                      (169)
                                                                            (13)                         4

LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                                            $   (491)                  $      (98)

INCOME TAX PROVISION                                                   $   --                     $       (5)

MINORITY INTEREST: SHARE OF (INCOME) LOSS                              $     (5)                  $      (73)

NET LOSS                                                               $   (496)                  $     (176)

NET LOSS PER COMMON SHARE:                                             $   (.22)                 $      (.08)

   DIVIDEND PER SHARE                                                  NONE                          NONE

WEIGHTED AVERAGE OF
   COMMON SHARES OUTSTANDING                                           2,300,173                  2,300,173

See Notes to Condensed Consolidated Financial Statements.


                                      WELDOTRON CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 ($000'S OMITTED)

                                                              May 31,                   Feb. 29,
                                                              1996                      1996
                                                              (Unaudited)               (Audited)



ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                  $   185                           $  344
   Accounts Receivable (Net)                                    1,675                            2,000
   Inventories (Note B)                                         6,163                            6,653
   Prepaid Expenses and Other Current Assets                      550                              563
   Investment in Real Estate Held for Sale                        377                              377

TOTAL CURRENT ASSETS                                            8,950                            9,937

Property and Equipment at Cost                                11,612                            11,603
Less Accumulated Depreciation & Amort.                        (9,560)                           (9,497)

Other Assets                                                     176                               174

TOTAL ASSETS                                                  $11,178                           $12,217

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short Term Borrowings (Note C)                             $   751                           $   835
   Short Term Borrowings:  Related Party (Note C)               1,150                               150
   Accounts Payable                                             2,360                             2,431
   Other Current Liabilities                                    2,116                             2,532

TOTAL CURRENT LIABILITIES                                       6,377                             5,948

Long-Term Debt-Net of Current Maturities
   (Note C)                                                       750                               750
Long Term Debt: Related Party (Note C)                            - -                             1,000
Deferred Compensation                                           1,209                             1,201
Minority Interests in Subsidiary                                  681                               715
Other Long Term Liabilities                                       216                               161
Stockholders' Equity                                            1,945                             2,442

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $11,178                           $12,217



     The Balance Sheet at February 29, 1996, has been taken from the audited financial statements at that date, condensed and reclassified.

See Notes to Condensed Consolidated Financial Statements.


                                      WELDOTRON CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 ($000'S OMITTED)

                                                                                Three Months Ended May 31,
                                                                                1996                   1995
                                                                                (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $(496)             $  (176)
Adjustments to reconcile net loss to
   net cash flows provided by (used in)
   operating activities:
Depreciation and amortization                                                       100                  122
Foreign currency translation gain                                                   (24)                 (38)
Bad debt provision                                                                    6                    6
Deferred compensation expense                                                        28                   21
Minority interest in subsidiary net income                                            5                   73
Gain on sale of property, plant and equipment                                       (11)                 (11)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                                                 319                  261
Inventories                                                                         488                 (245)
Prepaid expenses and other current assets                                           (27)                (272)
Other assets                                                                         (2)                 (18)
Decrease in current liabilities                                                    (488)                 (22)
Increase in other long-term liabilities                                              37                   40
Total adjustments                                                                   431                  (83)

Net cash provided by (used in)
operating activities                                                                (65)                (259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                          (44)                 (74)
Proceeds from the sales of
property, plant and equipment                                                        11                   11

Net cash used in investing activities                                               (33)                 (63)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) under short-term
   borrowings                                                                       (84)                 (335)
Proceeds from short-term debt - Related Party                                        --                   500
Principal payments under capital lease obligations                                   (1)                   --

Net cash provided by (used in)
   financing activities                                                             (85)                  165

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                                                 24                    43

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (159)                 (114)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      344                   438

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  185          $        324

See Notes to Condensed Consolidated Financial Statements.


WELDOTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:           Basis of Preparation

     The unaudited, condensed Consolidated Financial Statements as of May 31, 1996, and for the three month period ended May 31, 1995, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 29, 1996.

     Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Note B:           Inventories

Inventories at May 31, 1996, and February 29, 1996, are as follows:
($000's - Omitted)


                                                                       May 31,          Feb. 29,
                                                                       1996             1996
Finished Goods                                                         $ 2,633          $ 2,870
Work in Process                                                          2,384            2,508
Raw Materials                                                            1,146            1,275
                                                                       $ 6,163          $ 6,653


Note C:  Long-Term Debt and Short-Term Borrowings

     In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") to provide a revolving line of credit and term loan for working capital purposes. The interest rate is 3.75% over the CoreStates floating base rate which was 8.25% at May 31, 1996. The Credit Facility further requires that the Company pay fees on the unused line of credit, for administration and upon early termination of the Credit Facility. The Credit Facility was amended on June 10, 1996, decreasing the maximum line of credit and term loan to $2,500,000, extending the maturity date to June 25, 1997, and resetting the financial covenants as follows: minimum domestic working capital of $1,700,000 and minimum domestic tangible net worth of $1,050,000.

     The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility are limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

     The Company was in compliance with all financial covenants and terms of the Credit Facility as of May 31, 1996.

     On August 31, 1994, the Registrant borrowed $500,000 Dollars from Lyford Corporation ("Lyford"), an affiliated company that owns 19.56% of the issued and outstanding common stock of the Company. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of two dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

     On March 1, 1995, the Registrant concluded the rolling of this note into a new note in the amount of $1,000,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bore interest at 12% per annum. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The new note was subsequently extended until April 1, 1997 and the interest rate was increased to 14%.

     In January, 1996 the Registrant entered into a $500,000 revolving loan agreement with Exford Corp. "Exford", an affiliated company of Lyford. The Registrant borrowed $150,000 under this agreement which borrowings bear interest at 14%, and are due on January 31, 1997. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.




WELDOTRON CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     The Registrant's net working capital decreased from $3,989,000 at February 29, 1996 to $2,573,000 at May 31, 1996. The current ratio decreased from 1.67 at February 29,1996 to 1.40 at May 31, 1996. The changes in net working capital during the first quarter of this year were primarily related to the following:

     - accounts receivable decreased due to 13% lower sales in the first quarter of this year compared to the immediately preceding fourth quarter of last year.

     - inventories decreased due to efforts to keep inventory levels in line with reduced sales.

     - prepaid expenses and other current assets decreased due to prepaid insurance amortization.

     - accounts payable decreased as a result of the extinguishment of certain vendor obligations.

     - short-term borrowings decreased due to the pay downs of $50,000 of the domestic revolving bank loan and short-term obligations at our Brazilian subsidiary.

     - short-term borrowings from a related party increased at May 31, 1996 due to the reclassification of $1,000,000 from long-term to short-term.

     - other current liabilities decreased due primarily to reduced customer deposits.


     At May 31, 1996 the Registrant had used approximately $1,464,000 of the Congress Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had unused borrowing availability of approximately $25,000 at May 31, 1996.

     The availability of future borrowings depends upon the Company's compliance with the covenants contained in the Credit Facility agreement and the level of eligible receivables and inventories.

     The Registrant's primary and secondary sources of liquidity at May 31, 1996 were the Congress Credit Facility and the notes from a related party, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

     The effect of exchange rate changes on cash and cash equivalents for the first quarter ended May 31, 1996 and for the same period last year was $24,000 and $43,000, respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

Results of Operations for the Period Ended May 31, 1996 and 1995

     For the first quarter ended May 31, 1996 sales were $3,961,000 with a net loss of $496,000 or $.22 per share. This compares to sales of $4,273,000 with a net loss of $176,000 or $.08 per share in the first quarter last year.

Loss From Operations

First Quarter

     Sales for the first quarter were approximately 7.3% lower than the same period last year. The sales decrease was mainly in the domestic Safety and Automation Systems division, which declined 63% from $709,000 last year to $265,000 this year. This was due to a recently reintroduced product line currently produced domestically, following an extended period of no inventory due to exorbitant price increases from this division's former foreign supplier, as well as unfavorable exchange rates. Domestic packaging sales were 8.3% higher than prior year, while sales at our Brazilian subsidiary were 7.5% below last year's level.

     Cost of sales for the first quarter this year was 72.8% of sales compared to 59.7% for the prior year. The increase in cost of sales is due to a shift toward domestic industrial packaging sales this quarter, which have lower margins overall than food packaging, safety and automations systems, parts and Brazilian subsidiary sales, all of which declined from last year.

     Selling, general and administrative expense decreased by $242,000 in the first quarter of this year compared to the same quarter last year due to staff reductions made in the latter part of fiscal 1996 as well as lower commissions, travel and entertainment and business insurance expenses.

     The gain from foreign currency translation decreased by $13,000 for the first quarter of this year compared to the same period last year, due to slower movement this year in the Brazilian currency exchange rate.

Other Income and Expenses

     Other income in the first quarter this year was $19,000 lower than the first quarter last year, due primarily to fees associated with certain modifications made to the Credit Facility.

     There was no provision for income taxes in the first quarter this year versus $5,000 in the first quarter last year. The provision last year was based solely on taxable income from our Brazilian subsidiary of $115,000 for the quarter.

     Interest expense decreased $15,000 due to reduced borrowings and lower interest rates.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

     The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company as of May 31, 1996. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that any compensatory damage claims are adequately covered by insurance.

Item 2. Changes in Securities

     On  August  31,  1994,  the  Registrant   borrowed  Five  Hundred  Thousand
($500,000) Dollars from Lyford Corp. "Lyford", a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant ranting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of Two ($2.00) Dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

     On May 5, 1995, the Registrant concluded the rolling of this note into a new note in the amount of One Million ($1,000,000) Dollars. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. Although an independent appraisal has not been obtained, the Company management considered the application of APB 14 to the value of these warrants and believes that they are of no value at this time. The loan transaction closed pursuant to documents dated as of March 1, 1995 and in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The new note in the amount of one million ($1,000,000) dollars was due and payable on March 31, 1996. On June 10, 1996, the Company amended, extended and restated the promissory note from Lyford, an affiliated company. The revised note provides borrowings of $1,000,000 at an interest rate of 14% per annum. The maturity date of this note has been extended to April 1, 1997.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.


Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            None.

                                                 S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WELDOTRON CORPORATION
                                           Registrant


                                            By:      /s/Michael McKee
                                                      Michael McKee
                                                      Vice President of Finance



Date:       July 15, 1996