Form 10-Q/A
period 1996-05-31
WELDOTRON CORP
filed 1996-09-16
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                           FORM 10-Q/A


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

WELDOTRON CORPORATION


I.

         Item 6.           Exhibit 27:      Financial Data Schedule for
                                            the First Quarter 10-Q

                                        S I G N A T U R E


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WELDOTRON CORPORATION
                                               Registrant


Dated:  September 16, 1996                     By:  /s/Michael McKee
                                                    Michael McKee
                                                    Vice President of Finance