Form 10-Q
period 1996-08-31
WELDOTRON CORP
filed 1996-10-15
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For Quarterly Period Ended August 31, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 1-8381


                              WELDOTRON CORPORATION
______________________________________________________________________
             (Exact name of Registrant as specified in its charter)


NEW JERSEY                                                 22-1602728

(State or other jurisdiction                        (I.R.S. Employer
  incorporation or organization)                          Identification No.)

1532 South Washington Avenue
Piscataway, New Jersey                                        08855

(Address of Principal Exec. Offices)                         (Zip Code)

Registrant's Telephone Number, Including
Area Code                                                  (908) 752-6700
                                                           _______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes      X        No
                                                             ___

2,300,173 Shares of Common Stock were outstanding as of October 9, 1996.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($000'S OMITTED EXCEPT SHARE DATA)


                                                                           Three Months Ended August 31,
                                                                                1996               1995
                                                                      ______________________________________
                                                                       (Unaudited)               (Unaudited)
NET SALES                                                               $  2,770                  $  5,255

COST AND EXPENSES:
   Cost of Sales                                                           2,087                     3,424
   Selling, General & Administrative Expenses                              1,336                     1,928
   Depreciation and Amortization                                             103                       124
                                                                       _________                    _______
                                                                           3,526                     5,476
                                                                       _________                    _______

LOSS FROM OPERATIONS                                                       (756)                      (221)

OTHER INCOME/(EXPENSES):
   Foreign Currency Translation Gain (Loss)                                  10                         (9)
   Other Income                                                             180                         165
   Interest Expense                                                        (175)                       (170)
                                                                         _______                     _______
                                                                             15                         (14)

LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                                            $   (741)                  $    (235)
INCOME TAX PROVISION                                                   $     --                   $     (91)
MINORITY INTEREST: SHARE OF (INCOME) LOSS                              $     40                   $     (52)
                                                                       ________                   ___________

NET LOSS                                                               $   (701)                  $     (378)
                                                                       ________                   ___________

NET LOSS PER COMMON SHARE:                                             $   (.30)                  $     (.16)
                                                                       ________                   ___________

   DIVIDEND PER SHARE                                                  NONE                          NONE

WEIGHTED AVERAGE OF
   COMMON SHARES OUTSTANDING                         2,300,173                  2,300,173


See Notes to Condensed Consolidated Financial Statements.


                                      WELDOTRON CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                        ($000'S OMITTED EXCEPT SHARE DATA)

                                                                         Six Months Ended August 31,
                                                                             1996             1995
                                                                       _______________        ________________
                                                                       (Unaudited)               (Unaudited)
NET SALES                                                               $  6,731                  $9,528

COST AND EXPENSES:
   Cost of Sales                                                           4,909                   5,977
   Selling, General & Administrative Expenses                              2,793                   3,627
   Depreciation and Amortization                                             203                     247
                                                                        ________                   ______
                                                                           7,965                   9,851
                                                                        ________                   _____

LOSS FROM OPERATIONS                                                     (1,234)                    (323)

OTHER INCOME/(EXPENSES):
   Foreign Currency Translation Gain (Loss)                                   35                      29
   Other Income                                                              296                     300
   Interest Expense                                                         (329)                   (339)
                                                                       _________                    _____
                                                                               2                     (10)
                                                                       _________                    ______
LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                                            $  (1,232)                $  (333)
INCOME TAX PROVISION                                                   $     --                  $   (96)
MINORITY INTEREST: SHARE OF (INCOME) LOSS                              $      35                 $  (125)
                                                                       _________                 _________
NET LOSS                                                               $  (1,197)                $  (554)
                                                                       ________                  _________

NET LOSS PER COMMON SHARE:                                             $    (.52)                $  (.24)
                                                                       _________                 _________

   DIVIDEND PER SHARE                                                  NONE                          NONE

WEIGHTED AVERAGE OF
   COMMON SHARES OUTSTANDING                         2,300,173                  2,300,173

See Notes to Condensed Consolidated Financial Statements.



                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($000'S OMITTED)

                                                              August 31,                         Feb. 29,
                                                              1996                               1996
                                                              _____________                     ___________
                                                              (Unaudited)                        (Audited)
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                  $    83                            $ 344
   Accounts Receivable (Net)                                    1,376                            2,000
   Inventories (Note B)                                         6,048                            6,653
   Prepaid Expenses and Other Current Assets                      351                              563
   Investment in Real Estate Held for Sale                        377                              377
                                                             ________                            ______
TOTAL CURRENT ASSETS                                            8,235                            9,937
                                                             ________                            ______

Property and Equipment at Cost                                 11,486                           11,603
Less Accumulated Depreciation & Amort.                         (9,561)                          (9,497)
                                                              _______                           _______
Net Property and Equipment                                      1,925                            2,106
Other Assets                                                      181                              174
                                                             ________                           _______
TOTAL ASSETS                                                 $ 10,341                          $12,217
                                                             ________                          ________

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short Term Borrowings (Note C)                             $  1,072                        $    835
   Short Term Borrowings:  Related Party (Note C)                1,350                             150
   Accounts Payable                                              2,502                           2,431
   Other Current Liabilities                                     2,146                           2,532
                                                              ________                        _________
TOTAL CURRENT LIABILITIES                                        7,070                           5,948
                                                              ________                        _________
Long-Term Debt-Net of Current Maturities
   (Note C)                                                        --                              750
Long Term Debt: Related Party (Note C)                             --                            1,000
Deferred Compensation                                            1,183                           1,201
Minority Interests in Subsidiary                                   641                             715
Other Long Term Liabilities                                        202                             161
Stockholders' Equity                                             1,245                           2,442
                                                              ________                        _________
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $10,341                          $12,217
                                                             ________                        _________


The Balance Sheet at February 29, 1996, has been taken from the audited financial statements at that date, condensed and reclassified.

See Notes to Condensed Consolidated Financial Statements.



                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)

                                                                                Six Months Ended
                                                                                      August 31,
                                                                                1996              1995
                                                                                ___________       ___________
                                                                                (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                        $(1,197)         $  (554)
Adjustments to reconcile net loss to
   net cash flows provided by (used in)
   operating activities:
Depreciation and amortization                                                       204              247
Foreign currency translation gain                                                   (35)             (29)
Bad debt provision                                                                   13               13
Deferred compensation expense                                                        57               68
Minority interest in subsidiary net income                                          (35)             125
Gain on sale of property, plant and equipment                                      (103)             (11)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                                                 612                12
Inventories                                                                         721              (273)
Prepaid expenses and other current assets                                           172              (189)
Other assets                                                                         (6)                4
Increase (decrease) in current liabilities                                         (309)              535
Increase in other long-term liabilities                                             (41)              (84)
                                                                                ________          ________
Total adjustments                                                                 1,250               418
                                                                                ________          ________

Net cash provided by (used in)
operating activities                                                                 53              (136)
                                                                                ________          _________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                         (139)             (202)
Proceeds from the sales of

property, plant and equipment                                                       103                11
                                                                                ________           _______

Net cash used in investing activities                                               (36)             (191)
                                                                                ________           _______
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) under short-term
   borrowings                                                                       239               182
Proceeds from short-term debt - Related Party                                       200               500
Principal payments under capital lease obligations                                   (2)               --
Reduction of long term debt                                                        (750)             (750)

Net cash provided used in
   financing activities                                                            (313)              (68)
                                                                                ________          ________

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                                                 35                29
                                                                                ________         _________

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (261)             (366)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      344               438
                                                                                ________         _________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $       83      $         72
                                                                                ________         _________


See Notes to Condensed Consolidated Financial Statements.



                     WELDOTRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:  Basis of Preparation

     The unaudited, condensed Consolidated Financial Statements as of August 31, 1996, and for the three and six month period ended August 31, 1996 and 1995, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 29, 1996.

     Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Note B:  Inventories

Inventories at August 31, 1996, and February 29, 1996, are as follows:
($000's - Omitted)


                                                                       Aug. 31,         Feb. 29,
                                                                       1996             1996
Finished Goods                                                         $ 2,550          $ 2,870
Work in Process                                                          2,352            2,508
Raw Materials                                                            1,146            1,275
                                                                       ________         ________
                                                                       $ 6,048          $ 6,653
                                                                       ________         ________


Note C:  Long-Term Debt and Short-Term Borrowings

     In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") to provide a revolving line of credit and term loan for working capital purposes. The interest rate is 3.75% over the CoreStates floating base rate which was 8.25% at August 31, 1996. The Credit Facility further requires that the Company pay fees on the unused line of credit, for administration and upon early termination of the Credit Facility. The Credit Facility was amended on June 10, 1996, decreasing the maximum line of credit and term loan to $2,500,000, extending the maturity date to June 25, 1997, and resetting the financial covenants as follows: minimum domestic working capital of $1,700,000 and minimum domestic tangible net worth of $1,050,000.

     The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility are limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

     The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996. Subsequently, Congress Financial Corporation has notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and has provided the Company a period of time in which to seek alternative sources of financing. The Company is currently negotiating with financial institutions seeking alternative sources of financing. No assurances can be made as to the amount, terms or timing of any alternative financing agreements.

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

     In January, 1996 the Registrant entered into a $500,000 revolving loan agreement with Exford Corp. ("Exford"), an affiliated company of Lyford. The Registrant borrowed $350,000 under this agreement which borrowings bear interest at 14%, and are due on January 31, 1997. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.




                     WELDOTRON CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Financial Condition

     The Registrant's net working capital decreased from $3,989,000 at February 29, 1996 to $1,165,000 at August 31, 1996. The current ratio decreased from 1.67 at February 29,1996 to 1.16 at August 31, 1996. The changes in net working capital during the first half of this year were primarily related to the following:

- accounts receivable decreased due to 39% lower sales in the second quarter of this year compared to the immediately preceding fourth quarter of last year.

- inventories decreased due to efforts to keep inventory levels in line with reduced sales.

- prepaid expenses and other current assets decreased due to prepaid insurance amortization.

- accounts payable increased as a result of extended payment terms with vendors.

- short-term borrowings increased due to the reclassification of $750,000 of the domestic bank term loan from long term to short term and increases in short-term obligations at our Brazilian subsidiary.

- short-term borrowings from a related party increased at August 31, 1996 due to the reclassification of $1,000,000 from long-term to short-term.

- other current liabilities decreased due to reduced accruals for wages and insurance.

     The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996. Subsequently, Congress Financial Corporation has notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and has provided the Company a period of time in which to seek alternative sources of financing. The Registrant's primary and secondary sources of liquidity at August 31, 1996 were the notes from a related party and the Congress Credit Facility, respectively. The Company is currently negotiating with financial institutions seeking alternative sources of financing. No assurances can be made as to the amount, terms or timing of any alternative financing agreements.

     At August 31, 1996 the Registrant had used approximately $913,000 of the Congress Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had unused borrowing availability of approximately $121,000 at August 31, 1996.

     There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

     The effect of exchange rate changes on cash and cash equivalents for the six months ended August 31, 1996 and for the same period last year was $344,000 and $438,000, respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

             Results of Operations for the Three Month Period Ended
                            August 31, 1996 and 1995
     ______________________________________________________________________

     For the second quarter ended August 31, 1996 sales were $2,770,000 with a net loss of $701,000 or $.30 per share. This compares to sales of $5,255,000 with a net loss of $378,000 or $.16 per share in the second quarter last year.

     Sales for the second quarter were 47.3% lower than the same period last year, with declines occurring in all segments of the business. Domestic packaging sales were $1,210,000 lower than the similar quarter last year, or 39.5%; domestic safety and automated systems sales were $331,000 lower, or 53.0%; and sales at our Brazilian subsidiary were $944,000 lower, or 60.2%. The sales decline was fueled by rumors in the packaging community of a takeover of Weldotron, as major distributors appeared to take a "wait and see" approach as to the ultimate ownership of the Company, before placing further orders. To dispel these rumors, the Company was required to issue a press release on July 11, 1996. Also during the second quarter, the Company refocused its efforts toward the industrial packaging business and away from food packaging new equipment sales, due to the absence of positive cash flows from food packaging equipment sales.

     Cost of sales for the second quarter this year was 75.3% of sales compared to 65.2% for the prior year. The shift toward lower margin though higher total cash contributing domestic industrial packaging sales this quarter, coupled with generally higher costs as a percentage of sales in all segments caused the increase.

     Selling, general and administrative expenses decreased by $592,000 in the second quarter of fiscal 1997 compared to the same period last year due primarily to staff reductions made in the third quarter of fiscal 1996. The foreign currency translation loss of $9,000 in the second quarter last year improved to a gain of $10,000 in the second quarter this year due to a more favorable Brazilian currency exchange rate.

     Other income in the second quarter this year improved to $180,000 from $165,000 last year due primarily to gains realized from the sale of obsolete fixed assets.

     There was no provision for income taxes in the second quarter this year versus $91,000 in the second quarter last year. The provision last year was based solely on taxable income from our Brazilian subsidiary of $169,000.

     Interest  expense  increased  $5,000  due to  increased  borrowings  by our
Brazilian   subsidiary,   which  was  partially   offset  by  lower   borrowings
domestically.

                 Results of Operations for the Six Months Ended
                            August 31, 1996 and 1995
______________________________________________________________________________

     Sales for the first six months of this year were 29.4% lower than the same period last year. Domestic packaging sales declined $1,000,000 or 17.9%, the safety and automated systems division's sales declined $775,000, or 58.1%, and our Brazilian subsidiary's sales declined $1,022,000 or 39.2%. The Company's demonstrated ability to deliver product to its customers in a more timely manner this year resulted in its major distributors' reduction of their inventory positions below comparable periods, as Weldotron's delivery credibility improved.

     Cost of sales for the first six months of this year was 73.8% of sales versus 62.7% of sales for the same period last year. The increase reflects both a shift in mix toward lower margin, higher total cash contributing industrial packaging sales, as well as generally higher fixed costs as a percentage of sales among all business segments due to volume declines.

     Selling, general and administrative expense decreased by $834,000 in the first six months of this year compared to the same period last year due to staff reductions made in the third quarter of fiscal 1996, as well as lower operating expenses.

     The gain from foreign currency translation increased by $6,000 for the first six months of this year compared to the same period last year, due to more favorable currency exchange rates.

     Other income in the first six months this year was $4,000 lower than the first six months of last year due to fees associated with amendments to the Credit Facility and reduced royalties.

     Interest expense declined $10,000 due to reduced borrowings and lower interest rates domestically, partially offset by increased interest expense at our Brazilian subsidiary. There was no provision for income taxes in the first six months this year versus $96,000 in the similar period last year. The provision last year was due solely to taxable income from our Brazilian subsidiary of $284,000 for the six month period.


PART II.  OTHER INFORMATION

     The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company as of August 31, 1996. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that it has valid defenses to the claims that have been asserted and that any compensatory damage claims are adequately covered by insurance above the Company's $100,000 per claim self-insurance retention.

Item 2. Changes in Securities

     The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996. Subsequently, Congress Financial Corporation has notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and has provided the Company a period of time in which to seek alternative sources of financing. The Company is currently negotiating with financial institutions seeking alternative sources of financing. No assurances can be made as to the amount, terms or timing of any alternative financing agreements.

     On August 31, 1994, the Registrant borrowed Five Hundred Thousand ($500,000) Dollars from Lyford Corp. ("Lyford"), a related company that owns 19.56% of the issued and outstanding common stock of the registrant. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of Two

($2.00) Dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

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

Item 3.  Defaults Upon Senior Securities

     The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996. Subsequently, Congress Financial Corporation has notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and has provided the Company a period of time in which to seek alternative sources of financing. The Company is currently negotiating with financial institutions seeking alternative sources of financing. No assurances can be made as to the amount, terms or timing of any alternative financing agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     On October 7, 1996, the Company announced that it will apply to the Securities and Exchange Commission to voluntarily withdraw from listing and registration on American Stock Exchange and seek listing elsewhere. The Company's decision resulted from the Amex's notification to the Company that it determined to delist the Company because it no longer met the exchange's continued listing requirements. While the Company initially appealed this decision, the Company and the exchange have agreed to settle matters by having the Company file an application for delisting with the SEC. The Company has agreed to withdraw its appeal and the exchange has agreed to withdraw its decision upon SEC approval of the Company's application.

Item 6.  Exhibits and Reports on Form 8-K

         Press Release Denying Rumors dated July 11, 1996.

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



                                               WELDOTRON CORPORATION
                                               Registrant


                                               By: /s/Michael McKee
                                                   Michael McKee
                                                   Vice President of Finance



Date: October 15, 1996

                              WELDOTRON CORPORATION
1532 So. Washington Avenue (at I-287) Piscataway, New Jersey 08855 (212)752-6700

                                  NEWS RELEASE

For information, please contact:

WELDOTRON CORPORATION (AMEX: WLD)

Richard C. Hoffman, Corporate Secretary     (908) 968-9640

TO:      THE EDITOR

FOR:     IMMEDIATE RELEASE                                       July 11, 1996

                     WELDOTRON DENIES RUMORS OF ACQUISITION

     Piscataway, New Jersey, July 11, 1996. . .Weldotron Corporation (AMEX:WLD) today denied rumors that it has been or is about to be acquired. It has come to the Company's attention that rumors have been circulating within the packaging industry that Weldotron has been acquired or that its acquisition was imminent.

     A spokesperson for the Company stated that the substance of these rumors was incorrect. While Weldotron recently had been approached by a potential suitor about the possibility of acquiring the Company or a potential business combination, discussions did not go beyond the preliminary stage.

     Weldotron is a leading manufacturer of packing systems for general industrial applications as well as food packaging and "Weighwrap Systems" for supermarkets and fresh food processors. The Company also has a Communications and Control Group which manufactures and sells industrial safety controls.