Form 10-Q
period 1996-11-30
WELDOTRON CORP
filed 1997-01-14
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended November 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 1-8381


                              WELDOTRON CORPORATION
______________________________________________________________________
             (Exact name of Registrant as specified in its charter)


NEW JERSEY                                                  22-1602728
_______________________________                    ___________________
(State or other jurisdiction                          (I.R.S. Employer
incorporation or organization)                     Identification No.)

1532 South Washington Avenue
Piscataway, New Jersey                                           08855
____________________________________                        __________
(Address of Principal Exec. Offices)                        (Zip Code)

Registrant's Telephone Number, Including
Area Code                                               (908) 752-6700
                                                       _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes      X       No

2,300,173 Shares of Common Stock were outstanding as of  January 9, 1997.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($000'S OMITTED EXCEPT SHARE DATA)

                                                                                    Three Months Ended
                                                                                            November 30,
                                                                                    1996                   1995
                                                                                    ___________           ___________
                                                                                    (Unaudited)            (Unaudited)
NET SALES                                                                             $   3,080             $   4,225

COST AND EXPENSES:
     Cost of Sales                                                                        2,240                 2,839
     Selling, General & Administrative Expenses                                           1,273                 1,862
     Depreciation and Amortization                                                           95                   125

                                                                                          3,608                 4,826

LOSS FROM OPERATIONS                                                                      (528)                 (601)

OTHER INCOME/(EXPENSES):
     Foreign Currency Translation Gain (Loss)                                              (12)                    88
     Other Income                                                                           118                   166
     Interest Expense                                                                     (120)                 (174)
                                                                                           (14)                    80

LOSS FROM OPERATIONS BEFORE
     TAXES AND MINORITY INTEREST                                                   $      (542)          $      (521)

INCOME TAX PROVISION                                                               $        --           $       (40)
MINORITY INTEREST: SHARE OF (INCOME) LOSS                                          $        27           $       (75)

NET LOSS                                                                           $     (515)           $      (636)

NET LOSS PER COMMON SHARE:                                                         $     (.22)           $      (.28)

DIVIDEND PER SHARE                                                                       NONE                    NONE

WEIGHTED AVERAGE OF
     COMMON SHARES OUTSTANDING                                                       2,300,173              2,300,173
See Notes to Condensed Consolidated Financial Statements.


                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($000'S OMITTED EXCEPT SHARE DATA)

                                                                                          Nine Months Ended
                                                                                               November 30,
                                                                                        1996                   1995
                                                                                    (Unaudited)           (Unaudited)

NET SALES                                                                           $       9,811         $      13,753

COST AND EXPENSES:
     Cost of Sales                                                                          7,209                 8,816
     Selling, General & Administrative Expenses                                             4,066                 5,489
     Depreciation and Amortization                                                            298                   372
                                                                                    $      11,573         $      14,677

LOSS FROM OPERATIONS                                                                      (1,762)                 (924)

OTHER INCOME/(EXPENSES):
     Foreign Currency Translation Gain (Loss)                                                  23                   117
     Other Income                                                                             414                   466
     Interest Expense                                                                       (449)                 (513)
                                                                                             (12)                    70

LOSS FROM OPERATIONS BEFORE
     AXES AND MINORITY INTEREST                                                    $      (1,774)         $       (854)

INCOME TAX PROVISION                                                               $           --         $       (136)
MINORITY INTEREST: SHARE OF (INCOME) LOSS                                          $           62         $       (200)

NET LOSS                                                                           $      (1,712)         $     (1,190)

NET LOSS PER COMMON SHARE:                                                         $        (.74)         $       (.52)

DIVIDEND PER SHARE                                                                           NONE                  NONE

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING                                                               2,300,173             2,300,173
See Notes to Condensed Consolidated Financial Statements.


                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($000'S OMITTED)

                                                                                     Nov. 30,                  Feb. 29,
                                                                                        1996                       1996
                                                                                  (Unaudited)                 (Audited)

ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                                              $             59               $        344
     Accounts Receivable (Net)                                                         1,519                      2,000
     Inventories (Note B)                                                              5,828                      6,653
     Prepaid Expenses and Other Current Assets                                           275                        563
     Investment in Real Estate Held for Sale                                              --                        377

TOTAL CURRENT ASSETS                                                                   7,681                      9,937

Property and Equipment at Cost                                                        11,434                     11,603
Less Accumulated Depreciation & Amort.                                      $        (9,601)               $    (9,497)

Net Property and Equipment                                                             1,833                      2,106
Other Assets and Investments                                                             519                        174

TOTAL ASSETS                                                                $         10,033               $     12,217

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Cash Overdraft                                                         $             84                         --
     Short Term Borrowings (Note C)                                                    1,086               $        835
     Short Term Borrowings:  Related Party (Note C)                                    1,350                        150
     Accounts Payable                                                                  2,805                      2,431
     Other Current Liabilities                                                         2,003                      2,532

TOTAL CURRENT LIABILITIES                                                              7,328                      5,948

Long-Term Debt-Net of Current Maturities (Note C)                                         --                        750
Long Term Debt:  Related Party (Note C)                                                   --                      1,000

Deferred Compensation                                                                  1,174                      1,201
Minority Interests in Subsidiary                                                         614                        715
Other Long Term Liabilities                                                              188                        161
Stockholders' Equity                                                                     729                      2,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $         10,033               $     12,217


The Balance Sheet at February 29, 1996, has been taken from the audited financial statements at that date, condensed and reclassified.

See Notes to Condensed Consolidated Financial Statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)


                                                                                            Nine Months Ended
                                                                                               November 30,
                                                                                           1996                    1995
                                                                                    (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $     (1,712)             $    (1,190)
Adjustments to reconcile net loss to
     net cash flows provided by (used in)
     operating activities:
Depreciation and amortization                                                              297                      371
Foreign currency translation gain                                                         (23)                    (117)
Bad debt provision                                                                          19                       19
Deferred compensation expense                                                               85                       95
Minority interest in subsidiary net income (loss)                                         (62)                      200
Gain on sale of property, plant and equipment                                            (138)                     (29)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                                                        500                      207
Inventories                                                                                980                    (102)
Prepaid expenses and other current assets                                                  226                     (32)
Other assets                                                                                19                        5
Increase (decrease) in current liabilities                                               (119)                      799
Increase in other long-term liabilities                                                  (123)                    (121)
Total adjustments                                                                        1,661                    1,295

Net cash provided by (used in)
operating activities                                                                      (51)                      105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                               (180)                    (193)
Proceeds from the sales of
property, plant and equipment                                                              138                       29
Net cash used in investing activities                                                     (42)                    (164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) under short-term
 borrowings                                                                                255                       52
Proceeds from debt - Related Party                                                         200                      500
Principal payments under capital lease obligations                                         (4)                      (1)
Reduction of long term debt                                                              (750)                    (750)
Cash Overdraft                                                                              84                       --

Net cash used in financing activities                                                    (215)                    (199)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                                                        23                      117

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (285)                    (141)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             344                      438

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $           59            $         297

See Notes to Condensed Consolidated Financial Statements.


                     WELDOTRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A:  Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of November 30, 1996 and for the three and nine month period ended November 30, 1996 and 1995, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 29, 1996. Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Note B:  Inventories

Inventories at November 30, 1996, and February 29, 1996, are as follows:
                               ($000's - Omitted)


                                                                                Nov. 30,                       Feb. 29,
                                                                                    1996                           1996

Finished Goods                                                               $     2,327                    $     2,870
Work in Process                                                                    2,409                          2,508
Raw Materials                                                                      1,092                          1,275
                                                                             $     5,828                    $     6,653


Note C:  Long-Term Debt and Short-Term Borrowings

In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500,000, an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700,000 and minimum domestic tangible net worth of $1,050,000.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate which was 8.25% at November 30, 1996. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500,000 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

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

In January, 1996 the Registrant entered into a $500,000 revolving loan agreement with Exford Corp. (Exford), an affiliated company of Lyford. The Registrant borrowed $350,000 under this agreement which borrowings bear interest at 14%, and are due on January 31, 1997. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.


                     WELDOTRON CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Registrant's net working capital decreased from $3,989,000 at February 29, 1996 to $353,000 at November 30, 1996. The current ratio decreased from 1.67 at February 29,1996 to 1.05 at November 30, 1996. The changes in net working capital during the first nine months of this year were primarily related to the following:

- accounts receivable decreased due to 32% lower sales in the third quarter of this year compared to the fourth quarter of last year.

- inventories decreased due to efforts to keep inventory levels in line with reduced sales.

- prepaid expenses and other current assets decreased due to prepaid insurance amortization.

- investment in real estate held for sale decreased due to the reclassification of this asset to long term after reevaluating its probability of sale within the next twelve months.

- accounts payable increased as a result of extended payment terms with vendors.

- short-term borrowings increased due to the reclassification of $750,000 of the domestic bank term loan from long term to short term and increases in short-term obligations at our Brazilian subsidiary.

- short-term borrowings from a related party increased at November 30, 1996 due to the reclassification of $1,000,000 from long-term to short-term.

- other current liabilities decreased due to reduced accruals for wages and insurance, as well as reduced customer deposits.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate which was 8.25% at November 30, 1996. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500,000 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

At November 30, 1996 the Registrant had used approximately $949,000 of the Congress Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had unused borrowing availability of approximately $27,000 at November 30, 1996.

The Registrant's primary and secondary sources of liquidity at November 30, 1996 were the notes from a related party and the Congress Credit Facility, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended November 30, 1996 and for the same period last year was $23,000 and $117,000, respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

             Results of Operations for the Three Month Period Ended
                           November 30, 1996 and 1995
     ______________________________________________________________________

For the third quarter ended November 30, 1996 sales were $3,080,000 with a net loss of $515,000 or $.22 per share. This compares to sales of $4,225,000 with a net loss of $636,000 or $.28 per share in the third quarter last year.

Sales for the third quarter were 27.1% lower than the same period last year, with declines occurring in all segments of the business. Domestic packaging sales were $625,000 lower than the similar quarter last year, or 24.5%; domestic safety and automated systems sales were $255,000 lower, or 43.6%; and sales at our Brazilian subsidiary were $265,000 lower, or 24.3%. Whereas industrial packaging equipment sales were virtually unchanged from the third quarter of last year, food packaging equipment's sales performance pulled overall packaging sales down, due in large part to the Company's refocused marketing efforts toward higher cash contributing industrial packaging products. The safety and automated systems segment continues to reestablish its market presence, after having been without inventory for an extended period of time a year ago, due to exorbitant price increases and unfavorable foreign exchange rates with its former major offshore supplier. That supplier situation has since been resolved with the procurement of high quality material from domestic sources.

Cost of sales for the third quarter this year was 72.7% of sales compared to 67.2% for the prior year. The shift toward lower margin though higher total cash contributing domestic industrial packaging sales this quarter, coupled with generally higher costs as a percentage of sales in the safety and automated systems and Brazilian segments caused the increase. The domestic packaging segment's margins experienced a slight improvement this quarter as compared to the third quarter of last year.

Selling, general and administrative expenses decreased by $589,000 in the third quarter of fiscal 1997 compared to the same period last year due primarily to staff reductions made toward the end of the third quarter of fiscal 1996, which bore the cost of accrued severance as well as other employee related expenditures. A foreign currency translation gain of $88,000 was recorded in the third quarter last year compared to a loss of $12,000 in the third quarter this year due to a less favorable Brazilian currency exchange rate.

Other income in the third quarter this year declined to $118,000 from $166,000 last year due primarily to debt related charges.

There was no provision for income taxes in the third quarter this year versus $40,000 in the third quarter last year. The provision last year was based solely on taxable income from our Brazilian subsidiary of $151,000.

Interest expense decreased $54,000 due to lower average borrowings.


                 Results of Operations for the Nine Months Ended
                           November 30, 1996 and 1995
     ______________________________________________________________________

Sales for the first nine months of this year were 28.7% lower than the same period last year. Domestic packaging sales declined $1,625,000 or 20.0%, the safety and automated systems division's sales declined $1,030,000, or 53.7%, and our Brazilian subsidiary's sales declined $1,287,000 or 34.8%. The Company's demonstrated ability to deliver product to its customers in a more timely manner this year resulted in its major distributors' reduction of their inventory positions below comparable periods, as Weldotron's delivery credibility improved.

Cost of sales for the first nine months of this year was 73.5% of sales versus 64.1% of sales for the same period last year. The increase reflects both a shift in mix toward lower margin, higher total cash contributing industrial packaging sales, as well as generally higher fixed costs as a percentage of sales among all business segments due to volume declines.

Selling, general and administrative expense decreased by $1,423,000 in the first nine months of this year compared to the same period last year due to staff reductions made in the third quarter of fiscal 1996, as well as lower operating expenses.

The gain from foreign currency translation decreased by $94,000 for the first nine months of this year compared to the same period last year, due to less favorable currency exchange rates.

Other income in the first nine months this year was $52,000 lower than the first nine months of last year due to fees associated with amendments to the Credit Facility.

Interest expense declined $64,000 due to reduced borrowings and lower interest rates domestically, partially offset by increased interest expense at our Brazilian subsidiary. There was no provision for income taxes in the first nine months this year versus $136,000 in the similar period last year. The provision last year was due solely to taxable income from our Brazilian subsidiary of $435,000 for the nine month period.

PART II. OTHER INFORMATION

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company as of November 30, 1996. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that it has valid defense to the claims that have been asserted and that any compensatory damage claims are adequately covered by insurance above the Company's $100,000 per claim self-insurance retention.

Item 2.           Changes in Securities

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate which was 8.25% at November 30, 1996. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500,000 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

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

Item 3.           Defaults Upon Senior Securities

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate which was 8.25% at November 30, 1996. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500,000 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

On October 7, 1996, the Company announced that it would apply to the Securities and Exchange Commission to voluntarily withdraw from listing and registration on American Stock Exchange and seek listing elsewhere. The Company's decision resulted from the Amex's notification to the Company that it determined to delist the Company because it no longer met the exchange's continued listing requirements. While the Company initially appealed this decision, the Company and the exchange agreed to settle matters by having the Company file an application for delisting with the SEC. The Company agreed to withdraw its appeal and the exchange agreed to withdraw its decision upon SEC approval of the Company's application.

Item 6.           Exhibits and Reports on Form 8-K

                  Press Release dated July 11, 1996.

                                S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  WELDOTRON CORPORATION
                                                  Registrant


                                                  By:     /s  /Michael McKee
                                                     Michael McKee
                                                     Vice President of Finance



Date:    January 14, 1997

                              WELDOTRON CORPORATION
                                  News Release
                      1532 So. Washington Avenue (at I-287)
                   Piscataway, New Jersey 08854 (201) 752-6700

For information, please contact:
WELDOTRON CORPORATION (AMEX: WLD)
Richard C. Hoffman, Corporate Secretary (908) 968-9640

TO:        THE EDITOR

FOR:       IMMEDIATE RELEASE                                    July 11, 1996

                     WELDOTRON DENIES RUMORS OF ACQUISITION

Piscataway, New Jersey, July 11, 1996... Weldotron Corporation (AMEX:WLD) today denied rumors that it has been or is about to be acquired. It has come to the Company's attention that rumors have been circulating within the packaging industry that Weldotron has been acquired or that its acquisition was imminent.

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