Form 10-K
period 1997-02-28
WELDOTRON CORP
filed 1997-09-16
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended February 28, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the Transition PeriodFrom __________ to __________

Commission File Number: 1-8381

                              WELDOTRON CORPORATION
             (Exact Name of registrant as Specified in its Charter)

             New Jersey                             22-160728
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

1532 South Washington Avenue, Piscataway, New Jersey     08855
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:      (908) 752-6700


Securities registered pursuant to Section 12(b) of the Act:

      Title of Class:                     Name of Exchange on Which Registered:
Common Stock, $.05 Par Value                   OTC-BB

Securities registered pursuant to Section 12(g) of the Act:
                          None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any amendment to this Form 10-K. [ ]

Approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of May 20, 1997

Common Stock...................$577,000

As of May 20, 1997 there were outstanding 2,300,173 shares of the Registrant's Common Stock, $.05 Par Value.

DOCUMENTS INCORPORATED BY REFERENCE
None.

                              WELDOTRON CORPORATION


                            Index to Annual Report on
                                    FORM 10-K
                      Twelve Months Ended February 28, 1997
                          (Dollar Amounts in Thousands)


PART I                                                                  PAGE

Item  1.   Business                                                    3

Item  2.   Properties                                                  8

Item  3.   Legal Proceedings                                           10

Item  4.   Submission of Matters to a Vote of Security Holders         12


PART II

Item  5.   Market for Registrant's Common Stock and Related
           Stockholder Matters                                         13

Item  6.   Selected Financial Data                                     13

Item  7.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations               15

Item  8.   Financial Statements and Supplementary Data                 21

Item  9.   Changes In and Disagreements with Accountants               43


PART III

Item  10.  Directors and Executive Officers of the Registran           44

Item  11   Executive Compensation                                      45

Item  12   Security Ownership of Certain Beneficial
           Owners and Management                                       46

Item  13.  Certain Relationships and Related Transactions              48


PART IV

Item  14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                     49

PART I

ITEM  1.   BUSINESS

Weldotron Corporation (which, together with its subsidiaries, is herein called the "Company" or the "Registrant"), a New Jersey corporation organized in 1958, is engaged in two principal areas of activity --packaging and industrial automation and safety controls. The two principal businesses are Packaging Systems Group and the Safety and Automation Systems Group located in Piscataway, New Jersey in addition to the 60% owned subsidiary in Brazil engaged also in the packaging systems business. The Packaging Systems Group designs, manufactures and markets a comprehensive line of packaging machinery and systems for a broad range of industrial and consumer applications. The Safety and Automation Systems Group manufactures and markets electronic systems for personnel safety and controls for monitoring high speed automatic production machinery. A communications subsidiary, Valiant International Multi-Media Corp. ("Valiant"), which was sold effective August 31, 1994, marketed multimedia products, video products, and audio/visual equipment and supplies.

The following table sets forth the aggregate net sales derived from the two product groups in dollars and as a percentage of consolidated net sales for the fiscal years ended February, 1997, 1996 and 1995 as restated to give effect to the sale of Valiant as of August 31, 1994.

                      Fiscal Year             Fiscal Year         Fiscal Year
                        Ended                   Ended               Ended
                   February 28, 1997       February 29, 1996   February 28, 1995
                   -----------------       -----------------   -----------------
                             (Dollars in Thousands)

Packaging .......   $12,130      91%     $15,997        87%     $16,647      85%
Systems

Safety &
Automation
Systems .........     1,156       9%       2,318        13%       3,023      15%

Total ...........   $13,286     100%     $18,315       100%     $19,670     100%

For additional details relating to industry segments, see the Notes to the Consolidated Financial Statements.

A.    Packaging Systems Group

The Packaging Systems Group designs, manufactures and markets a comprehensive line of packaging machinery and systems for a broad range of industrial and consumer applications. These systems employ either shrink or stretch packaging techniques.

(i) Industrial Packaging Systems: The Company's industrial packaging machines and systems employ a technique called "shrink" packaging which utilizes specially formulated thermoplastic films that are oriented in the original manufacturing process to shrink with the application of heat. In actual operation, the product is enveloped in shrink film, the film is sealed, and the completely over wrapped product is passed through a hot air shrink tunnel where the heated air causes the film to shrink tightly around the product.

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

Industrial Packaging's medium speed equipment program includes a series of automatic L-sealers. This series features a unique "vertical rising" seal head that maximizes machine operating speed and produces stronger seals than pivoting type seal bars found on competitive machines. Other features include single level operation for smooth product transfer, adjustable film forming plow for quick product changeover, and heavy duty unibody steel construction for longevity.

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

Safe-T-Lite is the trade name of the Company's product line of infrared presence sensing devices designed to comply with current standards for machine guarding. The addition of the 8230 Thin Line Series will allow the Company to gain market share. The Company now offers what it believes to be one of the widest variety of sizes and options of presence sensing devices.

PMD - Programmable Monitoring Device - is the Company's latest entry into the die protection market. The unit incorporates advances in microprocessor technology and is designed to prevent costly damage due to improper parts ejection, die overload, misfeed, and other malfunctions of automatic press operations. The PMD has 6 Channel capability, each with the ability to program one of five functions.

Pro-Set is a resolver based multi-functional press automation controller. It combines the features of 16-channel programmable limitswitch with an advanced 12-station programmable die protection system and a brake monitor which complies with OSHA 1910.217 (b 14). It features 200 job set-up memory capability.

During the last fiscal year, this group introduced a new line of press controls which complement the existing product line.

C.    Discontinued Operations

Due to management's desire to focus on its core businesses -- packaging and safety and automation -- it decided in the first quarter of Fiscal `95 to divest its communications subsidiary, Valiant International Multi-Media Corp. The subsidiary was sold effective August 31, 1994 to a group of investors which included the management of the subsidiary and a former Company director.

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

D.    Manufacturing

The Company currently conducts North American manufacturing operations in a leased, one-story plant consisting of 256,000 square feet located on a 15 acre site in Piscataway, New Jersey. The Company intends to move its operations to a smaller, more efficient facility in the southern New Jersey area in the third fiscal quarter.

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

E.    Marketing and Sales

The Company sells its packaging equipment in North America to industrial companies, food processors, and supermarkets directly and through packaging machinery distributors and dealers. For the fiscal year ended February 28, 1997, approximately 44% of the Company's sales were made directly to the end user and approximately 56% were made through other distribution channels. Direct sales are more prevalent in stretch packaging systems than in shrink systems. Stretch wrapping machinery sales to supermarkets, however, are generally made through independent dealers who specialize in sales and service in selected cities or regions. The Company's largest customer is W.R. Grace and Co., which buys packaging equipment from the Company for resale. For the fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995, respectively, sales to W.R. Grace and Co. accounted for approximately 7%, 8%, and 6% respectively, of the consolidated net sales of the Company.

Regional sales territories are managed by the Company's staff, who provide distributors sales training and sales support. The Company participates in domestic and foreign trade shows and maintains an in-house marketing services staff that handles product publicity, advertising, and promotion. Advertising is generally placed in trade journals.

The Company's backlog of unshipped customer orders was approximately $1,405 and $2,200 at February 28, 1997 and February 29, 1996, respectively.

Foreign sales, which aggregated approximately 6% of net consolidated sales for the fiscal year ended February 28, 1997 are carried out directly and by certain appointed distributors.

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

In October 1994, the local management of the company submitted a proposal to buy the Brazilian operations. However, the Company rejected the offer due to unsatisfactory terms. The Company obtained the services of an investment banker to prepare a valuation of the entire Brazilian operations comprising the packaging machinery business and the real estate. According to this valuation, the entire value of this business was approximately $1,950, before the fiscal 1996 distribution of capital. The Company instructed this firm to find a possible buyer for the Brazilian operations assuming an appropriate price would be realized. Subsequently, after receiving no legitimate offers for the business, efforts to sell the Brazilian operations were discontinued.

For the past several fiscal years, the Company has experienced fluctuations in reported financial results due to Brazilian currency translation gains and losses. The Company is not capable of determining future translation gains or losses and is uncertain of their effects on reported results in future periods.

F.    Competition

The Company faces intense competition in all of its product lines. The Company competes primarily on the basis of quality, service, technology and price. The Company's principal competitors in shrink packaging are Great Lakes Corporation and Shanklin Corporation. Great Lakes Corporation and Shanklin Corporation are comparable in size to the Company. Although definitive statistics are not available, the Company believes that it has an important share of the high-speed automatic shrink packaging equipment market in the United States.

The Company holds and has filed applications for United States and foreign patents relating to many of its products. The Company also has certain registered trademarks. The Company has licensed some of its technology to other manufacturers.

G.    Employees

At February 28, 1997, the Company had approximately 88 domestic employees, including 55 engaged in manufacturing, 4 in engineering and design, 4 in technical service and support, 13 in sales and marketing, and 12 in general and administrative functions. Comparatively, last year the Company had approximately 111 domestic employees, which included 68 engaged in manufacturing, 6 in engineering and design, 6 in technical service and support, 21 in sales and marketing and 10 in general and administrative functions.

The Company's manufacturing employees predominantly work a single shift. Approximately 17 of the Company's manufacturing employees are represented by Local 427 of the International Union of Electrical, Radio and Machine Workers AFL-CIO.

Because of the reduced level of business, the Company has made subsequent staff reductions in the first and second Quarters of Fiscal 1998. At August 31, 1997, the Company had approximately 49 employees, including 26 engaged in manufacturing and 23 engaged in marketing and general and administrative functions.

A labor contract covering the Company's manufacturing employees was successfully concluded in March 1997 for the period March 1997 through March 1998. The Company generally considers its labor relations to be satisfactory.

The Company's Brazilian subsidiary employs about 64 people.


ITEM  2.   PROPERTIES

The continuing operations of the Company and its subsidiaries occupy the plants and offices described on the following pages:

WELDOTRON CORPORATION AND SUBSIDIARIES
PROPERTIES


             Aggregate   Estimated                                          Owned     Lease
            Floor Area    Percent     Principal                              or       Term
Location     (Sq. Ft.)   Utilized        Use              Segment          Leased     Date      Notes
-----------------------------------------------------------------------------------------------------

                                                                                                 (1)
Piscataway,   256,000     35% (1)                         Packaging        Leased     2005
New Jersey                             Manufacturing,     Systems,

                                       Warehousing,       Communications
                                       General            and
                                       and                Controls
                                       Corporate
                                       Office

Sao Paulo,     3,000       100%        General            Packaging        Leased     1998
Brazil                                                    Systems

Nova          21,000       100%                           Packaging         Owned      N/A       (2)
Odessa,                                Manufacturing,     Systems
Brazil                                 Warehousing,
                                       General
                                       Office



Notes:

(1) Personnel reductions and reduced space requirements due to the use of demand flow manufacturing concepts. The current space requirement is only 35,000 - 70,000 sq. ft. Therefore, the Company has actively sought to sublease the excess square footage. It was anticipated that the sublease income would exceed the remaining lease obligations and amortization of the leasehold improvements. See discussion of Legal Proceedings regarding the current status of this property.

(2) Property is free of encumbrances.

ITEM  3.   LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company as of February 28, 1997. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that any compensatory, punitive, and other damage claims are adequately covered by insurance.


Martin Siegel vs. Weldotron Corporation

On November 23, 1994, the Registrant was served with a lawsuit filed by Martin Siegel in the Superior Court of New Jersey, naming the Company as the defendant. The other defendants named were: William L. Remley and Richard C. Hoffman, officers and directors of the Company; Richard Kramer, John D. Mazzuto, Bryon Fusini and Fred H. Rohn, directors of the Company; Lyford Corp., a major shareholder of the Company and Mentmore Holdings Corp. Until earlier that year, Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company. On or about November 2, 1994, the Company terminated Mr. Siegel's employment agreement for cause. Mr. Siegel alleged, among other things, that the Company breached its obligations to him under his employment agreement by forcing his resignation as Chairman of the Board and Chief Executive Officer, ceasing his regular salary and failing to fund a grantor trust designed to secure Mr. Siegel's deferred compensation benefits. The defendants were also served with an Order to Show Cause, seeking to secure an immediate funding of the grantor trust and summary disposition of his claims.

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

The Company made regular monthly payments to Mr. Siegel under the revised deferred compensation benefit arrangement until April of 1997 when such payments were suspended. Mr. Siegel served written notice of default in the payment of his deferred compensation benefits upon the Company in May of 1997. In June, as was Mr. Siegel's right under the terms of the deferred compensation agreement entered into as part of the settlement of the prior litigation, Mr. Siegel made application to the New Jersey Court for a confessed judgment against the Company in the amount of the present value of the remaining payments due him under the deferred compensation agreement.

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772. The Company is in discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. As of February 28, 1997, the Company had accrued $810 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, who is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefits of $50. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April, 1997, at which time they were suspended by the Company. Seymour Siegel has put the Company on notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company intends to meet with Seymour Siegel and his counsel in an effort to settle these claims. As of February 28, 1997, the Company has accrued $355 as the present value of this obligation.

Riken Optech Corp. vs. Weldotron Corporation

Riken Optech Corp. ("Riken") is a Japanese manufacturer of solid state industrial electronic control systems which formerly provided products for resale by the Safety and Automation Systems Group of the Company under an exclusive distributorship agreement (the "Distributorship Agreement") which originated in the late 1970's.

In 1995, as a result of unfavorable exchange rates between the Japanese Yen and the U.S. Dollar, Riken unilaterally increased the prices at which its products would be sold to the Company to a prohibitive level. The Company pursued discussions with Riken to license production of the Riken products and simultaneously initiated separate efforts to design, fabricate and source comparable products domestically. Discussions ensued between the Company and Riken during which time the Company suspended further payments upon certain open invoices with Riken. In December of 1995, Riken allegedly terminated the Company's exclusive Distributorship Agreement with the Company. Negotiations were terminated and the Company exclusively pursued its domestic product design and fabrication efforts. Thereafter, the Company, through its Safety and Automation Group, successfully introduced and began marketing its domestically sourced line of industrial electronic control systems.

In early 1996, the Company commenced an action in New Jersey State Court against Riken and a former employee of its Safety and Automation Group who had left to join a competitor, asserting various claims in relation to Riken's termination of the exclusive Distributorship Agreement, predatory pricing practices, and tortious interference with existing contractual relationships.

In late 1996, Riken commenced a separate action against the Company in the United States District Court for the Southern District of New York, seeking payment in respect of the outstanding unpaid invoices and asserting various claims in relation to the Company's new domestically sourced industrial electronic control system products.

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185 in installments over a 14-month period, which the Company had accrued as of February 28 1997; and (3) Weldotron agreed to make certain cosmetic changes to the appearance of its new domestically sourced products.

Weldotron has made the first 3 installment payments, totaling approximately $48, under the terms of the settlement with Riken. Weldotron suspended further payments in April of 1997. Riken has notified Weldotron that it will seek to pursue the enforcement of the settlement terms against the Company and will seek to obtain a judgment in the amount of the remaining settlement payments. The Company anticipates having further discussions with Riken in an effort to compromise the remaining payment obligations of the Company.

Mackman Realty Corp. vs. Weldotron Corporation

The Company currently occupies a 256,000 square foot manufacturing, warehousing, and corporate facility in Piscataway, New Jersey under a long-term lease whose original term was set to expire in May of 2005. Because the Company only utilizes approximately 35% of said facility and because the rent payable under said lease was substantially below current prevailing market rents for similar facilities in the proximate geographic marketplace, the Company has, for the last two years, sought to sublease said facility and to move to smaller, more efficient quarters. Because the existing facility is dated and because updating would require a significant expenditure of funds to make the facility attractive to potential users, the Company chose to defer certain maintenance items until a suitable subtenant could be identified.

In January of 1997, the Landlord of this facility, Mackman Realty Corp. ("Mackman") sought to declare a default under the Lease and to terminate the Lease by reason of Weldotron's alleged failure to meet its repair and maintenance obligations under said Lease. Mackman commenced an action for summary possession in New Jersey Court. The Company then filed a motion to transfer the case to another court as there were substantial issues of fact and interpretation and the need for discovery and expert testimony. The Company's motion was granted and the parties commenced discovery efforts. Despite repeated attempts at settlement, negotiations broke down and a trial was held before the Court in July. The Court issued its order on July 11, 1997 declaring the Company's lease terminated and granting judgment in favor of Mackman for possession of the facility on August 15, 1997. The Company continues to occupy the facility, under an interim arrangement with Mackman, through October 15, 1997.

The Company has located a smaller, more efficient facility in the immediate area of the existing facility into which it intends to move by said October 15, 1997 date. Negotiations for a lease for the new facility are proceeding. As a result of the Court's decision, the Company will be required to write-off the value of unamortized leasehold improvements for the existing facility during the second fiscal quarter of 1998, which are estimated at $662.

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

      None.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


The Company's  Common Stock was traded on the American  Stock  Exchange  (Symbol
WLD) until November 8, 1996. High and low prices for each quarter during Fiscal Year 1997 and Fiscal Year 1996 and information relating to dividends are:


             For the year ended February 28,     For the year ended February 29,
                        1997                                   1996
                   High          Low                    High             Low
1st Quarter ....   $1-1/2      $   1               $1-1/8             $ 9/16
2nd Quarter ....        1      11/16                  7/8                1/2
3rd Quarter15/16     5/16       5/16                1-1/4               7/16
4th Quarter ....      5/8       1/16               1-5/16                5/8

No  dividends  have been paid to date and the Company  does not  anticipate  the
payment  of  future   dividends.   The  Company's  loan  agreements  also  place
restrictions on the amounts of dividends that can be paid.

There were approximately 538 stockholders of record at February 28, 1997. The Company believes that a significant number of beneficial owners of stock hold their shares in "street" names.


ITEM  6.   SELECTED FINANCIAL DATA

Selected financial data for the Company for each of the last five fiscal years are set forth on the following page:

WELDOTRON CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(amounts in thousands except share data)

                        For Fiscal Years Ended February,
                            1997 1996 1995 1994 1993
Net Sales                       $13,286    $18,315   $19,670   $21,462  $19,046

Gross Profit                      3,460      5,901     7,234     6,265    5,341

(Loss) From Continuing
  Operations                    (2,233)   (2,754)   (3,202)    (2,361)   (3,009)

Other Income (Expense)            (274)       99      (110)       101        (7)

Loss from Continuing
  Operations Net of Taxes       (2,347)   (3,134)   (3,418)    (2,223)   (3,099)

Gain (Loss) From
  Discontinued Operations            --        --      (16)        12       (22)

Net Loss                        (2,347)   (3,134)   (3,434)    (2,211)   (3,121)

Net (Loss) Earnings Per
  Share:
  Continuing Operations          (1.02)    (1.36)    (1.49)     (1.05)    (1.70)
  Discontinued Operations           --        --       .00        .01      (.01)

Net Loss Per Share               (1.02)    (1.36)    (1.49)     (1.04)    (1.71)

Total Assets                     9,031     12,217    15,286    17,047    18,550
Working Capital                    579      3,989     5,933     7,621     8,649
Long-Term Debt                   1,000      1,750     1,250       777       835
Stockholders' Equity                95      2,442     5,576     9,010    10,114

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

FINANCIAL CONDITION AND LIQUIDITY
The primary and secondary sources of financing for the Company during the year were notes from Related Parties and a secured revolving line of credit with Business Alliance Capital Corporation (the New Credit Facility), respectively.

In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500 an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700 and minimum domestic tangible net worth of $1,050.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

At February 28, 1997, the Company had used approximately $1,172 of the Business Alliance Capital New Credit Facility (See note 7 to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $306 at February 28, 1997.

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

On March 1, 1995, the  Registrant  concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended twice -first until April 1, 1997, then until April 1, 1998 and the interest rate was increased to 14%. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under "Item 3, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of August 31, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,684.

In January, 1996 the Registrant entered into a $500 revolving loan agreement with Exford Corp. "Exford", an affiliated company of Lyford. The Registrant borrowed $350 under this agreement which borrowings bear interest at 14%, and was originally due on January 31, 1997. The note was subsequently extended until January 31, 1998. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.

In February, 1997 the Registrant entered into a one year promissory note in the amount of $96 with Mentmore Holdings. The note bears interest at two percentage points above the prime rate, with a default rate of the interest rate plus five percent for late payment of interest or principal. The note expires on February 11, 1998.

The Company's net working capital and current ratio decreased from last year. Net working capital decreased from $3,989 to $579 and the current ratio decreased from 1.67 to 1.09. The major changes in the net working capital from year to year were the following:

Accounts receivable decreased from $2,000 last year to $1,299 this year due to a 27% decline in consolidated sales from last year. Inventories decreased from $6,653 to $5,088 this year due to efforts to keep inventory levels in line with reduced sales, particularly in the domestic side of the business.

Prepaid expenses and other current assets decreased from $563 last year to $399 this year due primarily to reductions in prepaid insurance resulting from premium savings and prepaid payroll taxes due to timing differences from one year to the next.

Investment in real estate held for sale decreased from $377 to $0 due to the reclassification of this asset to long term after reevaluating its probability of sale within the next twelve months.

Cash overdraft increased from $0 last year to $211, due to the issuance of checks prior to the funding from an unused borrowing availability as of February 28th of $306.

Short-term borrowings increased from $835 to $1,396 due primarily to the $750 portion of last year's credit facility that was classified as long-term, and increases in short-term obligations at our Brazilian subsidiary.

Short-term borrowing - Related Party increased from $150 to $446 due to additional financing of $200 under the Exford line of credit and $96 from an additional note with Mentmore Holdings.

Accounts payable and other current liabilities decreased from $4,963 to $4,173 due to a combination of reduced purchases consistent with volume declines, negotiated forgiveness of debt with a former supplier, and reduced customer deposits.

Capital expenditures excluding finance-type leases were $92 for 1997 compared to $231 last year.

The Company expects capital expenditures to be minimal in 1998 and intends to use leases to finance such investments where practical. At February 28, 1997, the Company had no commitments for capital expenditures.

The Company's sixty percent owned Brazilian subsidiary, Weldotron do Brasil, was financially self-sufficient for the year and is expected to be so again in 1998. Brazil operates in a highly inflationary economy. As a hedge against inflation, in prior years, Weldotron do Brazil had invested excess cash in three real estate apartments as investment property. One apartment was sold in fiscal 1995, with the proceeds distributed as dividends in a 60% and 40% relationship between Weldotron U. S. and the minority interest. At the end of fiscal 1996, title to one of the remaining two apartments was transferred to Weldotron, U.S. (approximately a 60% interest in the total value of the two) at a carrying value of $377. The Company has enlisted the services of a broker for the sale of this apartment to raise additional cash.

The major component affecting the operating cash flow adversely this year and last year was the operating losses. However, these adverse changes were largely offset by decreases in inventory levels due to non-cash inventory valuation reserves last year and tighter controls and improved asset management this year.

The Company  invested $137 in property plant and equipment this year  (including
$45  in  finance-type   leases)  compared  to  $231  last  year.  These  capital
expenditures were primarily for tooling and engineering support services.

The effect of exchange rate changes on cash and cash equivalents for the year ended February 28, 1997 and the prior year was $(148) and $306 respectively. This is attributable to Brazil's highly inflationary economy and the "Remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

Due to the decline in market share and recurring losses over the past several years, the Company downsized its organization considerably during fiscal 1995, 1996 and 1997. The Company continues to aggressively outsource product formerly manufactured in-house, thereby further reducing investments in inventory as well as lowering overall costs of manufacturing. Special efforts will be made in fiscal 1998 to sell off slower moving inventory of spare parts, finished product to secondary markets, and underutilized manufacturing equipment. Certain cost reduction programs have been implemented and others are in process in the areas of business insurance, employee benefits, utilities and professional fees. With new marketing strategies and potential opportunities for exports to the
Brazilian and South American marketplaces coupled with the continuing streamlining of the organization and more favorable advance rates under the new Credit Facility, the Company's cash requirements for operating needs and capital expenditures in the next twelve months may be met. The Company is involved in various legal actions, among which is the lawsuit filed by a former officer (Martin Siegel) in the amount of $772,396.49. Whereas the Company is not in a position to settle such claim in full at this time, discussions with Mr. Siegel are in process concerning a suitable settlement arrangement for both parties.

The Company incurred net losses in recent years, and as of February 28, 1997 had an accumulated deficit of $9,698. Whereas the Company's financial statements for the year ended February 28, 1997 have been prepared on a going concern basis, no assurance can be given that the Company will be successful in achieving profitability or positive cash flow. The Company's independent auditors have issued a going concern opinion as of February 28, 1997.


RESULTS OF OPERATIONS
Fiscal Year 1997 Compared To 1996

Net Sales from continuing operations were $13,286, which is a decrease of 27.5% from $18,315 in 1996. Domestic packaging sales declined from $11,050 to $8,863 or 19.8%. Sales in the Control segment declined from $2,318 to $1,156 or 50.1%. The Brazilian subsidiary experienced a decline in sales from $4,947 in 1996 to $3,267 in 1997, or 34.0%. Domestically, the Company experienced an improvement in industrial packaging equipment sales of 3.7% versus the prior year due to the shipment of several custom roofing shingle bundling machines. During fiscal
1997, the Company refocused its marketing efforts toward such higher cash contributing industrial packaging products, which had a negative impact on food packaging equipment sales, and packaging sales overall. To compensate for the marginal cash generated from the food packaging side of the business, the Company reduced excess marketing expenses associated with that segment in fiscal 1997. The Control segment continued to feel the effects of last year's extended period of being without inventory due to exorbitant price increases and unfavorable foreign exchange rates with its former major offshore supplier. The supplier situation has since been resolved with the procurement of high quality material from domestic sources, and the segment continues to gradually regain market share.

The Company is developing alternative marketing strategies in response to the continued revenue declines, and has begun to explore applications of certain of its product lines with their advanced technologies, within the Brazilian and South American marketplaces, in which our subsidiary already has a long established presence of respectability, reliability, and quality.

The Loss From Continuing Operations decreased to $2,347 from $3,134 last year. The decrease resulted from the absence of major restructuring and inventory charges this year, as well as reduced selling, general and administrative expenses.

Gross Margin decreased from 32.2% of sales to 26.0% in 1997 and from $5,901 to $3,460 in dollars. Despite improvements achieved in material costs, as a percentage of sales, labor costs were higher, most notably at our Brazilian subsidiary. In terms of dollar contribution, the Brazilian subsidiary's gross margin decreased $1,046 due to higher labor and related overhead content on reduced sales, while the domestic packaging segment's and control segment's gross margins declined $728 and $667, respectively.

The Company's selling, general and administrative expenses decreased this year by $1,857 to $4,801 compared to last year. Domestic operations had a decrease of $1,530, while the Brazilian location had a decrease of $327. The decrease in domestic expenses was in a) salaries and wages of $715, b) travel and entertainment of $196, c) reduced fringe expenses of $180 due to the salary reduction, d) dealer commissions primarily associated with the food packaging segment of $170, and e) reduced general business insurance of $105. The decrease at Brazil was evenly distributed between marketing and general administrative expenses.

In the current year, the Company recorded a reserve of $91 to write down inventory to net realizable value. This compares to a total charge of $1,085 in the prior year.

Deferred compensation expense this year decreased slightly to $113 from $124 last year.

Other income and expenses this year included a foreign currency translation loss of $148 compared to a gain of $345 last year with respect to the Company's Brazilian subsidiary. These translation gains represent inflationary gains for these years on the net assets of the Brazilian subsidiary. Brazil operates in a highly inflationary economy. Accordingly, the results from the Brazilian operations may be significantly affected by such fluctuations. The general price index for the current year was 9% compared to 15% for the prior year. The official selling rates of exchange to the U.S. dollar were $1 equals R$1.0394 this year compared to $1 equals R$0.9726 last year (In fiscal 1995, the Brazilian currency was changed from Cruzeiros to Reals). The current and historical levels of inflation in Brazil and the changing exchange rates cannot be expected to affect future periods to the same extent, or even in the same direction as were the current and prior years affected. Interest expense increased by $8 due to increased borrowings at our Brazilian subsidiary. Royalty income this year was $60 compared to $42 last year. The Company expects to receive future royalties on patents through 2002. Commission income generated entirely by our Brazilian subsidiary decreased from $489 last year to $414 this year.

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

Continued cautious capital spending in the economy and fierce competition in certain segments of the market have contributed to the domestic revenue decline. In response to the latter situation, the Company has rationalized its product lines into three major segments, manual, semi-automatic, and fully automatic and high speed, and lowered prices on certain products, while restructuring certain manufacturing operations to minimize any margin impacts.

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

The Company's selling, general, and administrative expenses decreased this year by $1,406 to $6,658 compared to last year. The Piscataway, New Jersey location had a decrease of $1,710, while the Brazilian location had an increase of $304. The decrease in Piscataway was in: a) salaries and wages of $801, b) legal fees of $290, c) benefits of $203 and d) advertising and trade shows of $183. The increase at Brazil was primarily due to selling and distribution expenses.

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

Other Income and Expenses this year included a foreign currency translation gain of $345 compared to $344 last year with respect to the Company's Brazilian subsidiary. These translation gains represent inflationary gains for these years on the net assets of the Brazilian subsidiary. Brazil operates in a highly inflationary economy. Accordingly, the results from the Brazilian operations may be significantly affected by such fluctuations. The general price index for the current year was 15% compared to 869% for the prior year. The official selling rates of exchange to the U.S. dollar were $1 equals R$0.9726 this year compared to $1 equals R$0.8460 last year. (In fiscal 1995, the Brazilian currency was changed from Cruzeiros to Reals). The current and historical levels of inflation in Brazil and the changing exchange rates cannot be expected to affect future periods to the same extent, or even in the same direction as were the current and prior years affected. Interest expense increased by $121 due to increased average borrowings from a Related Party and higher interest rates. Royalty income this year was $42 compared to $84 last year. The Company expects to receive future royalties on patents through 2002. Commission income generated entirely by our Brazilian subsidiary increased from $109 last year to $489 this year.


ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and auditors' report thereon, are included herein.

Selected quarterly financial data and other supplementary financial information is not required.


WELDOTRON CORPORATION

Consolidated Financial Statements and
Supplemental Schedule for the
Years Ended February, 1997, 1996, and 1995 and Independent Auditors' Report

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of Weldotron Corporation
Piscataway, New Jersey

We have audited the accompanying consolidated balance sheet of Weldotron Corporation and subsidiaries as of February 28, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weldotron
Corporation and subsidiaries at February 28, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                BDO Seidman, LLP


New York, New York
July 3, 1997

Weldotron Corporation and Subsidiaries Consolidated Balance Sheets February 28, 1997 and February 29, 1996 (Amounts in thousands, except share data)

                                                            1997      1996
Assets
CURRENT ASSETS
      Cash and cash equivalents                            $  19     $ 344
      Accounts receivable (less allowance
       for doubtful accounts:
       1997, $184; 1996, $271                              1,299     2,000
      Inventories                                          5,088     6,653
      Prepaid expenses and other current assets              399       563
      Investment in real estate held for sale                 --       377
                                                           -----     -----
           Total current assets                            6,805     9,937
                                                           -----     -----

PROPERTY, PLANT AND EQUIPMENT:
      Land and buildings                                     660       746
      Fixtures and equipment                               8,781     8,947
      Leasehold improvements                               1,758     1,758
      Automotive equipment                                   164       152
                                                           -----     -----
           Total property, plant and equipment            11,363    11,603

      Less accumulated depreciation and amortization       9,676     9,497

           Property, plant and equipment, net              1,687     2,106

DEFERRED COSTS AND OTHER ASSETS                              539       174
                                                           -----     -----

TOTAL ASSETS                                              $9,031   $12,217
                                                          ==================


Liabilities and Stockholders' Equity CURRENT LIABILITIES:
      Cash overdraft                                      $ 211     $  --
      Short-term borrowings                               1,396       835
      Short-term borrowings - related party                 446       150
      Accounts payable                                    1,721     2,077
      Payables to related parties                           807       418
      Accrued payroll, vacation and payroll taxes           539       666
      Customer deposits                                     163       595
      Other current liabilities                             943     1,207
                                                          -----     -----

           Total current liabilities                      6,226     5,948
                                                          -----     -----

LONG-TERM DEBT                                               --       750
LONG-TERM DEBT - Related Party                            1,000     1,000
                                                          -----     -----

           TOTAL LONG-TERM DEBT                           1,000     1,750
                                                          -----     -----

DEFERRED COMPENSATION                                     1,165     1,201
                                                          -----     -----

MINORITY INTEREST IN SUBSIDIARY                             478       715
                                                          -----     -----

OTHER LONG-TERM LIABILITIES                                  67       161
                                                          -----     -----

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

      Preferred stock, par value $.05 per share; authorized
       1,000,000 shares; issued none                                   --

      Common stock, par value $.05 per share; authorized
       10,000,000 shares; issued 2,352,720 shares           118       118
      Additional paid-in capital                          9,798     9,798
      Deficit                                            (9,698)   (7,351)

      Common stock in treasury, at cost - 52,547 shares
       1997 and 1996                                       (123)     (123)
                                                           -----     -----

           Total stockholders' equity                        95     2,442
                                                          -----     -----
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $9,031   $12,217
                                                         ======   =======

See Notes to Consolidated Financial Statements.

Weldotron Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended February 28, 1997 and
February 29, 1996 and February 28, 1995
(Dollar amounts in thousands, except per share amounts.)
                                                 1997       1996        1995


NET SALES                                      $13,286     $18,315    $19,670

COST AND EXPENSES
      Cost of sales                              9,826      12,414     12,436
      Selling, general and administrative        4,801       6,658      8,064
      Depreciation and amortization                388         488        506
      Deferred compensation expenses               113         124        621
      Restructuring and other inventory charges     91       1,085      1,031
      Related party charges                        300         300        214
                                                ------      ------      -----
                                                15,519      21,069     22,872
                                                ------      ------     ------
LOSS FROM OPERATIONS                            (2,233)     (2,754)    (3,202)
                                                -------     -------     -------

OTHER INCOME (EXPENSES)
      Foreign currency translation gain (loss)    (148)        345        344
      Interest expense                            (621)       (613)      (492)
      Royalty income                                60          42         84
      Other (expense) income                        21        (164)      (155)
      Commission income                            414         489        109
                                                ------      ------      -----

                                                  (274)         99       (110)


LOSS FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST IN
   SUBSIDIARY AND INCOME TAXES                  (2,507)     (2,655)    (3,312)
   INCOME TAX (PROVISION) BENEFIT                  (37)       (270)       (60)
MINORITY INTEREST IN FOREIGN
   SUBSIDIARY'S (INCOME) LOSS                      197       (209)        (46)
                                                ------      ------      ------
LOSS FROM CONTINUING OPERATIONS                 (2,347)     (3,134)    (3,418)
                                                -------     -------    -------

DISCONTINUED OPERATIONS
      Income from operations                        --          --         66
      Loss on disposal                              --          --        (82)
                                                ------       ------     ------

NET LOSS                                      $ (2,347)    $(3,134)    $(3,434)
                                              =========    ========    ========

NET LOSS PER COMMON SHARE:
      Continuing operations                  $   (1.02)   $  (1.36)   $  (1.49)
      Discontinued operations                       --           --        .00
                                          ------------------------------------

NET LOSS PER COMMON SHARE                    $   (1.02)   $  (1.36)   $  (1.49)
                                             ==========   =========   =========

See Notes to Consolidated Financial Statements.

Weldotron Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Years Ended February 28, 1997,
 February 29, 1996, and February 28, 1995 (Dollar amounts in thousands.)


                                                          Common
                                Additional    (Deficit)   Stock In
                      Common    Paid-In       Retained    Treasury,
                       Stock    Capital       Earnings    At Cost        Total
BALANCE,
FEBRUARY 28, 1994     $   118      $9,798    $   (783)    $  (123)    $ 9,010
Net Loss                   --          --      (3,434)         --      (3,434)
                     --------  ----------      -------   --------      -------

BALANCE
FEBRUARY 28, 1995         118       9,798      (4,217)       (123)      5,576
Net Loss                   --          --      (3,134)         --      (3,134)
                     --------- -----------     -------   ---------     -------

BALANCE
FEBRUARY 29, 1996         118       9,798      (7,351)       (123)      2,442
Net Loss                   --          --      (2,347)         --      (2,347)
                     --------- ----------      -------   ---------     -------

BALANCE
FEBRUARY 28, 1997     $   118      $9,798     $(9,698)    $  (123)  $      95



See notes to consolidated financial statements.

Weldotron Corporation and Subsidiaries Consolidated Statements of Cash Flows For The Years Ended February 28, 1997, February 29, 1996 and February 28, 1995 (Dollars amounts in thousands)

                                               1997        1996           1995
                                            ----------  ----------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(2,347)    $(3,134)    $(3,434)
                                              --------    --------    --------
  Adjustments to reconcile net loss to
  net cashflows provided by (used in)
  operating activities:

    Depreciation and amortization                 388         488         506
    Foreign currency translation (gain) loss      148        (345)       (344)
    Bad debt provision (recoveries)               (75)        (46)        201
    Non-cash inventory reductions                  91       1,085       1,031
    Income from discontinued operations            --          --         (66)
    Deferred compensation expense                 113         122         621
    Minority interest in subsidiary
    net income (loss)                            (197)        209          46
    (Gain) Loss on sale of property,
    plant and equipment                          (148)        (13)         75

    Changes in operating assets and liabilities, net of
      proceeds from sale of business
     (Increase) decrease in assets:

 Accounts receivable                              833         379         423
    Inventories                                 1,651       1,100      (1,150)
    Prepaid expenses and other current assets     120        (126)         (5)
    Other assets                                  (17)         19          18
    Increase (decrease) in current
             liabilities                       (1,305)        538         (23)
    Increase (decrease) in related
             party liabilities                    389         334          85
    Increase (decrease) in other
             long-term liabilities               (150)      (158)         (66)
    Total adjustments                           1,841       3,586       1,352
                                            ----------   ---------  ---------
    Net cash provided by (used in)
             operating activities                (506)        452      (2,082)
                                            ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment     (137)       (231)       (399)
  Proceeds from the sales of property, plant and
    equipment                                     148         132         287
  Proceeds from sale of business                   --           --        762
                                         ------------------------------------
  Net cash (used in) provided by
    investing activities                           11         (99)        650
                                          ------------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) under short-term
    borrowings                                   (179)     (1,347)        569
  Proceeds from debt - related party              296         650         500
  Principal payments under capital
    lease obligations                             (10)        (33)        (47)
  Cash overdraft                                  211          --          --
  Dividends paid by subsidiary to minority
    shareholder                                    --         (23)        (28)
                                           -----------  ---------- -----------
  Net cash (used in) provided by financing
    activities                                    318        (753)        994
    ----------                                    ---        -----        ---

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS                     (148)         306         375
                                            ---------   ----------    -------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                   (325)         (94)        (63)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                              344          438         501
                                          ---------- -------------    -------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                             $       19   $      344 $       438
                                          ===================================

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
  Cash (paid) received during the year for:
    Interest Paid                            $   (403)  $    (631) $     (511)
    Taxes                                        (178)       (169)        (62)
    Interest received                              45          23          32


SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations incurred when
  the Company entered into leases for
  new equipment                           $       45 $         --  $       --
Distribution of investment in real estate to
 minority interest                        $       -- $        252  $       --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands.)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of the Company and its subsidiaries include the accounts of all subsidiaries. Financial information relating to the Company's 60% owned subsidiary in Brazil reflects the 12 month periods ended December 31, 1996, 1995 and 1994. All material intercompany transactions and balances have been eliminated.

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

Sales are primarily made throughout North America, with only 6% of the parent Company's sales taking place internationally. The Company's 60% owned Brazilian subsidiary sells throughout Brazil and certain South American export markets.

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

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts. The provision for doubtful accounts and write-off for uncollectible accounts were $(75), $(46), $201 and $12, $21, $68 for the fiscal years ended February 1997, 1996, and 1995, respectively.

Property, Plant and Equipment - Property, Plant and Equipment are stated at cost. The Company provides for depreciation and amortization for financial statement purposes on the straight-line or accelerated method over the estimated useful lives of the various depreciable or amortizable assets. The Company's Brazilian operations transferred title in fiscal 1996 to Weldotron U.S. of a 60% interest in certain residential real estate which consists of apartments held for investment purposes. The title to the remaining 40% interest was transferred to the holder of the minority interest.

Income Taxes - Weldotron Corporation and its U.S. subsidiaries file a consolidated federal income tax return. Accumulated undistributed earnings of the Company's foreign subsidiary were approximately $355 at February 28, 1997. The Company has not recognized a deferred tax liability for the undistributed earnings of the subsidiary as it is their intention to permanently reinvest such earnings. Determination of the liability is not practicable. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Valuation allowances are established for those income tax benefits whose reliability is uncertain.

Investment in real estate held for sale - The Company reclassified its investment in real estate held for sale from current assets to deferred costs and other assets after reevaluating its probability of sale within the next twelve months. Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit in banks and certificates of deposit with an original maturity period not in excess of three months. Cash and cash equivalents of $1, and $184 were designated for payments under various bank agreements as of February 28, 1997 and February 29, 1996, respectively.

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

Net Loss Per Common Share - Net loss per common share for each of the years ended February 28, 1997, February 29, 1996, and February 28, 1995 were computed by dividing net loss by the weighted average number of shares outstanding of 2,300,173 each year. Assumed exercise of stock options, warrants and stock rights has not been included in the earnings per common share calculation as the effect is anti-dilutive.

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

Reclassifications - Certain prior year reclassifications have been made to conform to 1997 classifications.

Long-lived assets - Long-lived assets, such as goodwill, intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets to Be Disposed of," which was adopted in the 1997 fiscal year. No impairment losses have been necessary through February 28, 1997

Stock based compensation - The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

Recent Accounting Standards - In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No.
128"), "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

Fair Value of Financial Instruments - The Company's financial instruments are comprised of cash, accounts receivable, accounts payable and debt which are carried in the balance sheet at amounts which approximate fair value.

2.    MANAGEMENT PLANS AND INTENTIONS

The Company's financial statements for the year ended February 28, 1997 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred net losses in recent years and as of February 28, 1997 had an accumulated deficit of $9,698. Management actions were implemented at the end of fiscal 1995 and throughout fiscal 1996 and 1997 to begin to restore the Company to financial strength and stability. Among these actions were the divestiture of non-core business, substantial reductions of operating expenses, the reestablishment of a major distributorship, the outsourcing of certain manufacturing operations at more favorable costs, the implementation of alternative marketing strategies, and the reemphasis upon high cash contributing product lines. The aforementioned actions lead management to believe that operations will improve. However, no assurance can be given that the Company will be successful in achieving these cost savings and increased sales levels, as well as the Company's ability to maintain or increase existing financing arrangements. Further, there can be no assurance, assuming the Company achieves the cost savings, additional sales, and working capital that the Company will achieve profitability or positive cash flow.

3.    RESTRUCTURING AND OTHER INVENTORY CHARGES

In fiscal 1994 the Company recorded a restructuring charge of $625 as a result of a strategic decision taken by the Company's Board of Directors, which consisted of $150 of severance payments for a terminated employee and a write-off of $475 of inventories related to certain products and parts which were discontinued. In fiscal 1995 the Company discontinued several other product lines which were either aging or not a part of the core packaging or industrial safety and automation business which resulted in a write-off of $641 of inventories. In addition during fiscal 1996 the Company recorded a reserve of $1,085 to write down inventory to net realizable value.

4.    DISCONTINUED OPERATIONS

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

The consolidated statements of operations and cash flows of the Company have been reclassified to present the operating results of the discontinued operation. Summarized operating results for the discontinued Valiant operation were as follows ($000's omitted):

                                                   Mar. 1,
                                                   1994 to
                                  Aug. 31, 1994
                                             --------------
Net Sales                                          $ 5,246
Cost and Expense                                    (5,180)
                                                   -------
Income (Loss) from Discontinued Operations       $      66

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

5.    ROYALTY AGREEMENTS

In 1992, the Company licensed one of its patents to several other manufacturers. The Company received royalty revenue related to licensing agreements of $60, $42, and $84 for fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 respectively. The Company has filed two design patents on its custom roofing shingle bundling machines.

Charges incurred to obtain patents are capitalized.

6.    INVENTORIES

Inventories consist of the following at February 28, 1997 and February 29, 1996:

                                                    1997      1996
                                                    ----      ----
Finished goods                                    $1,704    $2,870
Work in process                                    2,094     2,508
Raw material                                       1,290     1,275
                                                  -------   ------
                                                  $5,088    $6,653

7.    DEBT

Debt consists of the following at February 28, 1997 and February 29, 1996:

                                                    1997      1996
                                                    ----      ----
Term loan                                      $     --  $     750
Revolving line of credit (Including Brazil)        1,353       818
Notes payable -- Related Party                     1,446     1,150
Installment notes and capitalized lease
  obligations                                         43        17
                                                  ------    ------
                                                   2,842     2,735
Less current portion                               1,842       985
                                                 -------- --------
Long-term portion                                 $1,000    $1,750
                                                  =======   ======

In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500 an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700 and minimum domestic tangible net worth of $1,050.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory. At February 28, 1997, the Company had used approximately $1,172 of the Business Alliance Capital New Credit Facility. Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $306 at February 28, 1997.

On August 31, 1994, the Registrant borrowed $500 from Lyford Corporation ("Lyford"), an affiliated company that owns 19.56% of the issued and outstanding common stock of the Company. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of two dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the  Registrant  concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended twice --first until April 1, 1997, then until April 1, 1998 and the interest rate was increased to 14%. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described in Note 8, Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations.

In January, 1996 the Registrant entered into a $500 revolving loan agreement with Exford Corp. ("Exford"), an affiliated company of Lyford. The Registrant borrowed $350 under this agreement which borrowings bear interest at 14%, and was originally due on January 31, 1997. The note was subsequently extended until January 31, 1998. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.

In February, 1997 the Registrant entered into a one year promissory note in the amount of $96 with Mentmore Holdings. The note bears interest at two percentage points above the prime rate, with a default rate of the interest rate plus five percent for late payment of interest or principal. The note expires on February 11, 1998.

Debt is carried in the balance sheet at amounts which approximate fair value.

8.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings - The Company is involved in certain legal actions and claims arising in the ordinary course of business and otherwise.

Martin Siegel vs. Weldotron Corporation

On November 23, 1994, the Registrant was served with a lawsuit filed by Martin Siegel in the Superior Court of New Jersey, naming the Company as the defendant. The other defendants named were: William L. Remley and Richard C. Hoffman, officers and directors of the Company; Richard Kramer, John D. Mazzuto, Bryon Fusini and Fred H. Rohn, directors of the Company; Lyford Corp., a major shareholder of the Company and Mentmore Holdings Corp. Until earlier that year, Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company. On or about November 2, 1994, the Company terminated Mr. Siegel's employment agreement for cause. Mr. Siegel alleged, among other things, that the Company breached its obligations to him under his employment agreement by forcing his resignation as Chairman of the Board and Chief Executive Officer, ceasing his regular salary and failing to fund a grantor trust designed to secure Mr. Siegel's deferred compensation benefits. The defendants were also served with an Order to Show Cause, seeking to secure an immediate funding of the grantor trust and summary disposition of his claims.

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

The Company made regular monthly payments to Mr. Siegel under the revised deferred compensation benefit arrangement until April of 1997 when such payments were suspended. Mr. Siegel served written notice of default in the payment of his deferred compensation benefits upon the Company in May of 1997. In June, as was Mr. Siegel's right under the terms of the deferred compensation agreement entered into as part of the settlement of the prior litigation, Mr. Siegel made application to the New Jersey Court for a confessed judgment against the Company in the amount of the present value of the remaining payments due him under the deferred compensation agreement.

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772. The Company is in discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. As of February 28, 1997, the Company had accrued $810 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, who is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefits of $50. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April, 1997, at which time they were suspended by the Company. Seymour Siegel has put the Company on notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company intends to meet with Seymour Siegel and his counsel in an effort to settle these claims. As of February 28, 1997, the Company has accrued $355 as the present value of this obligation.

Riken Optech Corp. vs. Weldotron Corporation

Riken Optech Corp. ("Riken") is a Japanese manufacturer of solid state industrial electronic control systems which formerly provided products for resale by the Safety and Automation Systems Group of the Company under an exclusive distributorship agreement (the "Distributorship Agreement") which originated in the late 1970's.

In 1995, as a result of unfavorable exchange rates between the Japanese Yen and the U.S. Dollar, Riken unilaterally increased the prices at which its products would be sold to the Company to a prohibitive level. The Company pursued discussions with Riken to license production of the Riken products and simultaneously initiated separate efforts to design, fabricate and source comparable products domestically. Discussions ensued between the Company and Riken during which time the Company suspended further payments upon certain open invoices with Riken. In December of 1995, Riken allegedly terminated the Company's exclusive Distributorship Agreement with the Company. Negotiations were terminated and the Company exclusively pursued its domestic product design and fabrication efforts. Thereafter, the Company, through its Safety and Automation Group, successfully introduced and began marketing its domestically sourced line of industrial electronic control systems.

In early 1996, the Company commenced an action in New Jersey State Court against Riken and a former employee of its Safety and Automation Group who had left to join a competitor, asserting various claims in relation to Riken's termination of the exclusive Distributorship Agreement, predatory pricing practices, and tortious interference with existing contractual relationships.

In late 1996, Riken commenced a separate action against the Company in the United States District Court for the Southern District of New York, seeking payment in respect of the outstanding unpaid invoices and asserting various claims in relation to the Company's new domestically sourced industrial electronic control system products.

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185 in installments over a 14-month period, which the Company had accrued as of February 28 1997; and (3) Weldotron agreed to make certain cosmetic changes to the appearance of its new domestically sourced products. Weldotron has made the first 3 installment payments, totaling approximately $48, under the terms of the settlement with Riken. Weldotron suspended further payments in April of 1997. Riken has notified Weldotron that it will seek to pursue the enforcement of the settlement terms against the Company and will seek to obtain a judgment in the amount of the remaining settlement payments. The Company anticipates having further discussions with Riken in an effort to compromise the remaining payment obligations of the Company.

Mackman Realty Corp. vs. Weldotron Corporation

The Company currently occupies a 256,000 square foot manufacturing, warehousing, and corporate facility in Piscataway, New Jersey under a long-term lease whose original term was set to expire in May of 2005. Because the Company only utilizes approximately 35% of said facility and because the rent payable under said lease was substantially below current prevailing market rents for similar facilities in the proximate geographic marketplace, the Company has, for the last two years, sought to sublease said facility and to move to smaller, more efficient quarters. Because the existing facility is dated and because updating would require a significant expenditure of funds to make the facility attractive to potential users, the Company chose to defer certain maintenance items until a suitable subtenant could be identified.

In January of 1997, the Landlord of this facility, Mackman Realty Corp. ("Mackman") sought to declare a default under the Lease and to terminate the Lease by reason of Weldotron's alleged failure to meet its repair and maintenance obligations under said Lease. Mackman commenced an action for summary possession in New Jersey Court. The Company then filed a motion to transfer the case to another court as there were substantial issues of fact and interpretation and the need for discovery and expert testimony. The Company's motion was granted and the parties commenced discovery efforts. Despite repeated attempts at settlement, negotiations broke down and a trial was held before the Court in July. The Court issued its order on July 11, 1997 declaring the Company's lease terminated and granting judgment in favor of Mackman for possession of the facility on August 15, 1997. The Company continues to occupy the facility, under an interim arrangement with Mackman, through October 15, 1997.

The Company has located a smaller, more efficient facility in the immediate area of the existing facility into which it intends to move by said October 15, 1997 date. Negotiations for a lease for the new facility are proceeding. As a result of the Court's decision, the Company will be required to write-off the value of unamortized leasehold improvements for the existing facility during the second fiscal quarter of 1998, which are estimated at $662.

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

Rent expense for continuing operations, net of sublease income, was approximately $291, $266 and $188 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively. Sublease income was $7, $30, and $147 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 respectively.

Aggregate net minimum lease payments for the remainder of leases are as follows:

                    Fiscal Year Ended   Operating
                      February            Leases
                       1998             $  297
                       1999                295
                       2000                295
                       2001                295
                       2002                295
                       Thereafter          959

Employment Agreements - The Company has no employment or severance agreements with officers which provide severance pay if certain changes in control or employment status take place.

9.    INCOME TAXES

The domestic and foreign components of pretax income (loss) are as follows:

                                               Feb. 28,   Feb. 29,   Feb. 28,
                                                  1997       1996       1995
                                                 -----      -----      -----
Domestic                                       $(2,049)  $ (3,447)  $ (3,487)
Foreign-Before minority interest                  (458)       792        175
--------------------------------                 -----      -----      -----

     Total                                     $ 2,507)    (2,655)  $ (3,312)
                                                 -----      -----      -----

The Company's effective income tax rate varied from the statutory U. S. Federal income tax rate because of the following:

                                                  1997      1996        1995
Computed (benefit) provision at statutory rate  $ (852)   $  903)   $ (1,126)
Increase (decrease) resulted from:
Change in valuation allowance                      820     1,010       1,181
Other                                               69       163           5
                                                 $  37  $    270     $    60
                                                 -----      -----      -----

At February 28, 1997, $10,071 of Federal tax loss carry forwards are available to offset future domestic taxable income.

The net deferred tax asset at February 28, 1997 and February 29, 1996 is comprised of the following:

                                                     1997     1996
Deferred tax assets:
  Inventory capitalization                          $ 127 $    114
  Net operating losses                              3,925    3,321
  Deferred compensation                               467      481
  Reserves                                          1,208    1,206
  Bad debt allowance                                   48       55
                                                    --------------
Total assets                                        5,775    5,177
                                                    -----  -------

Deferred tax liability:
  Fixed assets                                       (27)      (68)
  Deferred assets                                    (52)      (13)
  LIFO reserve recapture                            (440)     (660)
                                                    -----  --------
Total liabilities                                   (519)     (741)
                                                    -----  --------

Net deferred tax asset                              5,256    4,436
Valuation allowance                                (5,256)  (4,436)
                                                    ------- -------


Deferred tax asset                                  $  --  $     --
===================================================================


A valuation allowance has been recognized to fully offset the related deferred tax asset due to the uncertainly of realizing the benefit of the loss carryforwards.

10.   STOCK OPTIONS AND WARRANTS

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock option grants. Generally, compensation expense is not recognized for stock option grants.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company discloses the pro forma impact of recording compensation expense utilizing the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.

Since no options were granted in 1997 and 1996, the accounting provisions of SFAS No. 123 did not have an effect on the Company's pro forma net income and earnings per share and thus have not been presented.

Changes under the stock option plans for the fiscal years ended February 1997, 1996, 1995, and 1994, are as follows:

                                         Option                    Shares
                                                          Price Per Share

Outstanding, February 28, 1994           79,750              2.50 - 4.50
Granted                                  20,000                     2.50
Canceled                                  (750)                     2.50
                                   ------------

Outstanding, February 28, 1995           99,000              2.50 - 4.50
Granted                                      --
Canceled                               (54,000)
                                       --------

Outstanding, February 29, 1996           45,000              2.50 - 4.50
Canceled                               (20,000)
                                       -------


Outstanding, February 28, 1997           25,000                     2.50
                                         ======
Exercisable, February 28, 1997           25,000                     2.50
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

11.   EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan. The Company contributes at a minimum 75% of each participating employee's annual contribution limited to 4% of the employee's annual compensation. Additionally, the Company's matching contribution increases on a sliding scale based on pretax profits as a percentage of net worth. The additional contribution is based on the audited results of the Company's fiscal year immediately preceding the beginning of the plan year. Savings Plan expense was approximately $25 , $63 and $87 for the fiscal years ended February 1997, 1996 and 1995, respectively.

The Company participates in a multi-employer pension plan which provides defined benefits to substantially all union employees. Amounts charged to pension costs and contributed to the Plan were $58, $62, and $94 for the fiscal years ended February 1997, 1996 and 1995, respectively.

12.   DEFERRED COMPENSATION

The Company has deferred compensation agreements with two former officers which provides for an aggregate of $150 to be paid annually for the remainder of their lives. The Company recorded the present value of the future estimated payments over the remaining lives of these former employees based upon actuarial tables. Deferred compensation expense under these agreements was $113, $124, and $621 for the fiscal years ended February, 1997, 1996 and 1995, respectively. Payments made during the fiscal years ended February 1997, 1996 and 1995 were approximately $150, $160, and $66, respectively. The increase in deferred compensation expense in 1995 is due to the effect of a settlement of a lawsuit brought by one officer resulting from early termination, which increased his deferred compensation from $80 to $100 per annum, the recognition of increased life expectancy of the former officers reflected in the current valuation, offset by an increase in the discount rate.

13.   RELATED PARTIES

The Company entered into an initial one year management advisory services agreement in June 1994 with Mentmore Holdings, an affiliate of Lyford and Exford Corporations, two related companies. (See also note #7). The agreement was automatically extended for successive one-year periods thereafter, and is subject to termination upon written notice by either party not less than 90 days prior to the expiration of any extended term. The agreement provides for an annual fee of $300. All unpaid monthly installments of the fee shall bear interest at the lesser rate of 12% per annum, or the maximum rate allowed by law until such time as such installments are paid. Management fees and expenses were $300 for each of the years ended February 28, 1997 and February 29, 1996, respectively, and $214 for the year ended February 28, 1995 under the agreement. (See also note #7).

14.   INDUSTRY SEGMENTS

The Company operates primarily in two business segments: Packaging Systems and Controls. The Packaging Systems segment designs, manufactures and markets a variety of industrial and food packaging systems. The Controls segment manufactures electronic controls systems.

Sales to one customer, primarily from the Packaging Systems segment, were approximately $1,243, $1,417, and $1,214 or 9%, 8%, and 6% of net sales for the fiscal years ended February 1997, 1996 and 1995 respectively.

Summary financial information by industry segment is as follows:

Industrial Segments                            1997        1996        1995
                                            -------------------------------
Net Sales:
Packaging Systems                             $12,130    $ 15,997     $ 16,647
Controls                                        1,156       2,318        3,023
                                            ----------   ---------    --------
                                              $13,286    $ 18,315     $ 19,670
                                              ========   =========    ========
Operating (loss) Income:
Packaging Systems                             $(2,690)   $ (3,061)   $ (3,171)
Controls                                          113         578         532
                                            ---------- ----------- ----------
                                              $(2,577)   $ (2,483)   $ (2,639)
                                              --------   ---------   ---------
Unallocated corporate expense                    (419)       (497)       (778)
Other income                                      489         325         105
                                            ---------- ----------------------
                                              $(2,507)   $ (2,655)   $ (3,312)
                                              ========   =========   =========
Identifiable assets:
Packaging Systems                             $ 8,420     $11,140     $13,636
Controls                                          554         681       1,133
Corporate                                          57         396         517
                                           -----------  ----------  ---------
                                              $ 9,031     $12,217     $15,286
                                              ========    ========    =======

Capital expenditures:
Packaging Systems                           $     137   $     231   $     391
Controls                                           --          --          --
Corporate                                          --          --           8
                                            $     137   $     231   $     399
                                            ==========  ==========  =========
Depreciation and amortization:
Packaging Systems                           $     367   $     461   $     469
Controls                                           --          --          --
Corporate                                          21          27          37
                                          ------------ -----------  ---------
                                            $     388   $     488   $     506
                                            ==========  ==========  =========

Sales and identifiable assets by geographic region are as follows:

                                               1997        1996        1995
                                            -------------------------------
Net Sales:
United States                                 $10,019     $13,368     $16,120
Brazil                                          3,267       4,947       3,550
                                            ---------    ---------   --------
                                              $13,286     $18,315     $19,670
                                              =======     =======     =======

Operating Income (loss):
United States                                 $(2,049)   $ (3,447)   $ (3,487)
Brazil                                           (458)        792         175
                                            ----------   --------------------
                                              $(2,507)   $ (2,655)   $ (3,312)
                                              ========   =========   =========

Identifiable assets:
United States                                 $ 6,632    $  9,262     $12,138
Brazil                                          2,399       2,955       3,148
                                             ---------  ----------   --------
                                              $ 9,031     $12,217     $15,286
                                              ========    ========    =======

15.   SHAREHOLDERS' RIGHTS PLAN

On February 25, 1988, the Board of Directors declared a dividend of one common share purchase right (the "Rights") on each outstanding common share of the Company (the "Common Stock"). The Rights attached to the Common Stock and entitles the holder to buy one share of Common Stock at an exercise price of $30.00 per share until March 30, 1998, unless they are redeemed earlier. The exercise price and the number of shares issuable upon exercise of the Rights is subject to adjustment to prevent dilution. The Rights have no voting or dividend rights and 2,500,000 shares of Common Stock are reserved for issuance upon exercise of the Rights.

The Rights can be redeemed by the Company's Board of Directors for $.05 per Right at any time until ten days after 20% of the Company's Common Stock has been acquired or the Rights expire.

The Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group (the "Acquiring Person") acquires beneficial ownership of 20% or more of the Common Stock; or commences or announces an offer for 30% or more of the Common Stock. Thereafter, upon the occurrence of certain events, (for example, if the Company is a party to a merger or other business combination transaction or the Company is a surviving entity in a reverse merger) each Right not owned by the Acquiring Person would become exercisable for the number of shares of the Acquiring Person (or of the Company in the case of a reverse merger) which, at that time, would have a market value of twice the exercise price of the Right.

16.   CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist of certain trade receivables.

The Company's customer base includes a customer which represents a significant portion of the Company's sales and accounts receivables. Although the Company is directly affected by the well-being of this significant customer, management does not believe significant credit risks exist at February 28, 1997.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

On February 20, 1997, the Board of Directors of Weldotron Corporation approved BDO Seidman, LLP as its certifying accountant for the year ending February 28, 1997. On February 20, 1997 management informed the former accountant, Deloitte and Touche LLP, that it had been dismissed. Except as stated immediately below, there was no adverse opinion, disclaimer of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the report of Deloitte and Touche LLP on the Registrant's financial statements for the fiscal year ended February 29, 1996. The report of Deloitte and Touche LLP on the Registrant's financial statements for the fiscal year ended February 29, 1996 was modified with respect to uncertainty regarding the Registrant's ability to continue as a going concern based on recurring losses from operations experienced at the time. There were no reportable disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure leading to their dismissal.

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the directors and executive officers of Weldotron as of August 31, 1997 are as follows:

                     Principal Occupation,
Names                Employment, etc.                                       Age

Richard L. Kramer    Chairman of the Board of the Corporation (Since         47
                     June, 1994); Chairman of the Board & Secretary of CPT Holdings, Inc., a NASDAQ Small Market
                     Cap company (since January, 1992); Chairman of the Board, Republic Properties Corp., a private real estate investment company (since prior to 1989);
                     Chairman of the Board, Sunderland Industrial Holdings
                     Corporation, engaged in various industrial manufacturing businesses (since prior to 1989); Chairman of the Board
                     (since November, 1994) and Director (since May, 1994),
                     Texfi Industries, Inc., manufacturing and marketing of textiles and apparel.

William L. Remley    Vice Chairman of the Board, President and CEO of        46
                     the Corporation (Since June, 1994); President and
                     Treasurer, CPT Holdings, Inc. (January 1993 to present); Vice Chairman, Sunderland Industrial Holdings
                     Corp.(since prior to 1989); Director, CPT Holdings, Inc.
                     (since Jan. 1992); CEO and President (Since November,
                     1994) and Director, (Since May, 1994) Texfi Industries,
                     Inc., manufacturing and marketing of textiles and apparel.

Richard              C.   Hoffman   Secretary   and   General   Counsel      49
                     of  the Corporation; Attorney   -   President,
                     InterUrban Management, Inc., a real estate brokerage and management company. Currently practices law as Richard C. Hoffman P.C. in Connecticut.

Fred H. Rohn         General Partner, North American Venture Capital         71
                     Funds (since 1989).

Bryon                P.  Fusini Vice  President,  Investments                43
                     at Smith Barney, Inc., a stock brokerage and financial services concern (since prior to 1989).

Marvin D. Kantor, Director of the Company since July, 1992, resigned as a Director effective May 1, 1997 for personal reasons. Effective August 1, 1997, John D. Mazzuto, a Director of the Company since April of 1994, resigned as a Director for personal reasons.

The remaining members of the Board of Directors have determined not to fill the vacancies left by the resignations of Messrs. Kantor and Mazzuto.


ITEM 11.   EXECUTIVE COMPENSATION

The following table shows, as to the Chief Executive Officer and each of the two other most highly compensated executive officers whose salary plus bonus exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the fiscal year ended February 28, 1997, as well as the total compensation paid to each such individual for the Company's previous two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).

                           SUMMARY COMPENSATION TABLE


                                             Other                 All
Name and Principal                           Annual                Other
Position                FY    Salary  Bonus  Compensation(1)(4)  Compensation(2)

Richard L. Kramer(5)    1997  $ -0-    -0-    $  -0-          $      6,000
Chairman of the Board   1996    -0-    -0-       -0-                 6,000
                        1995    -0-    -0-       -0-                 6,000

William L. Remley(5)    1997  $ -0-    -0-    $  -0-          $      6,000
President and           1996    -0-    -0-       -0-                 6,000
Chief Executive Officer 1995    -0-    -0-       -0-                 6,000

Martin Siegel (3), (4)  1997  $ -0-    -0-    $100,000        $       -0-
Chairman of the Board   1996    -0-    -0-     100,000                -0-
                        1995  138,090  -0-       4,000              32,581

1)  Includes amounts paid for car allowances.

2) Includes amount of matching contributions under the Company's 401(K) Plan, which may be subject to vesting requirements and Directors' Fees which total $6,000 annually.

3) Martin Siegel resigned as Chairman of the Board and Chief Executive Officer on June 14, 1994. Thereafter and until November 3, 1994 he continued to receive compensation under his Employment Agreement dated March 1, 1988, as amended, when his employment was terminated by the Company.

4) Includes deferred compensation benefits pursuant to Employment Agreement referred to in (3) above from November 4, 1994 through December 31, 1994. From and after January 1, 1995 Mr. Siegel receives annual deferred compensation of $100,000 for life pursuant to a Deferred Compensation Agreement dated as of January 1, 1995 which was entered into as a result and in settlement of certain litigation between Mr. Siegel and the Company.

5)  Not involved in the day to day activities of the business.

No options were granted nor exercised by any of the named executive officers or directors during the fiscal year. The Company has not granted any stock appreciation rights.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

Security Holdings of Management

The following table sets forth as of August 31, 1997, information concerning the ownership of shares of Common Stock by each Director or nominee of the Corporation individually and by all officers and Directors of the Corporation as a group, and the percentage ownership of such outstanding Common Stock based on information furnished by such individuals. Except for shares beneficially owned by spouses or other family members, such officers and Directors have sole voting power and sole investment power with respect to such shares.


                                    Amount and Nature
                                    of Beneficial
Name of Director or Nominee         Ownership of              Percentage
or Identity of Group                Common Stock              of Class

Bryon P. Fusini                          0                       0%
Richard C. Hoffman                       0                       0%
Marvin D. Kantor                         0                       0%
Richard L. Kramer                        0 (1)                   0%
John D. Mazzuto                          0                       0%
Fred H. Rohn                             0                       0%
William L. Remley                        0 (1)                   0%

All executive officers and Directors   100                       *%
as a group (7 persons)



*Less than one percent.

1) Mr. Kramer is the Chairman and Mr. Remley is the President of Lyford Corporation, owner of 450,000 shares of Common Stock, as to which stock they both disclaim beneficial ownership.


Principal Holders of Voting Securities

The following table indicates the only persons known by the Board of Directors to be the beneficial owners of more than five percent of Common Stock as of August 31, 1997.


Name and Address of                 Amount and Nature         Percentage
or Beneficial Owner                 of Beneficial Ownership   of Class

Lyford Corporation (1)                      450,000              19.56%
1430 Broadway, l3th Floor
New York, NY 10018

Michael N. Kreiger (2)                      219,000               9.50%
205 Church Street, 3rd Floor
New Haven, CT 06510

Walter J. Schloss Associates (3)            143,200               6.23%
Walter J. Schloss & Edwin W. Schloss
52 Vanderbilt Avenue
New York, NY 10017

Martin Siegel (4)                           140,000               6.09%
26 Egan Place
Englewood Cliffs, NJ 07632



1) Based upon information contained in the named Shareholder's Schedule 13D dated October 22, 1993, as amended by Amendment No. 1 dated February 17, 1994, filed pursuant to the Securities Exchange Act of 1934.

2) Based upon information contained in named Shareholder's Schedule 13D dated May 23, 1996, as amended by Amendment No. 1 dated July 31, 1996 and Amendment No. 2 dated January 14, 1997, filed pursuant to the Securities Exchange Act of 1934.

3) Based upon information contained in the named Shareholder's Schedule 13D dated October, 1990, as amended by Amendment No. 3 dated July 30, 1993, filed pursuant to the Securities Exchange Act of 1934, which Schedule 13D as amended also stated the named Shareholders had sole voting power with respect to 143,200 shares as follows: Associates-127,200 shares; Walter J. Schloss-10,000 shares and Edwin W. Schloss-6,000 shares and sole dispositive power with respect to 143,200 shares hereinabove set forth.

4) Based upon information, including information contained in the named Shareholder's Schedule 13D dated April 19, 1979, as amended by Amendment No. 4 dated February 17, 1994, filed pursuant to the Securities Exchange Act of 1934.


Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's officers and Directors and persons who own more than ten percent of a registered class of the Corporation's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. The Reporting Persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain Reporting Persons that no Forms 4 were required for those persons, the Corporation believes that during the fiscal year ended February 28, 1995, all filing requirements applicable to its Reporting Persons were complied with on a timely basis.


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

On March 1, 1995, the  Registrant  concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended twice -first until April 1, 1997, then until April 1, 1998 and the interest rate was increased to 14%. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under "Item 3, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of August 31, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,684.

In January, 1996 the Registrant entered into a $500 revolving loan agreement with Exford Corp. "Exford", an affiliated company of Lyford. The Registrant borrowed $350 under this agreement which borrowings bear interest at 14%, and was originally due on January 31, 1997. The note was subsequently extended until January 31, 1998. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.

In February, 1997 the Registrant entered into a one year promissory note in the amount of $96 with Mentmore Holdings. The note bears interest at two percentage points above the prime rate, with a default rate of the interest rate plus five percent for late payment of interest or principal. The note expires on February 11, 1998.

The Company entered into an initial one year management advisory services agreement in June 1994 with Mentmore Holdings, an affiliate of Lyford and Exford Corporations, two related companies. (See also note #7). The agreement was automatically extended for successive one-year periods thereafter, and is subject to termination upon written notice by either party not less than 90 days prior to the expiration of any extended term. The agreement provides for an annual fee of $300. All unpaid monthly installments of the fee shall bear interest at the lesser rate of 12% per annum, or the maximum rate allowed by law until such time as such installments are paid. Management fees and expenses were $300 for each of the years ended February 28, 1997 and February 29, 1996, respectively, and $214 for the year ended February 28, 1995 under the agreement. (See also note #7).


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

(a)   1. Financial Statements
      The following Consolidated Financial Statements of the Registrant are filed as part of this Report in Item 8:

      Independent Auditors' Report

      Consolidated Balance Sheets at February 28, 1995 and February 29,1996.

      Consolidated Statements of Operations for the years ended February 28, 1997, February 29, 1996, and February 28, 1995.

      Consolidated Statements of Stockholders' Equity for the years ended February 28, 1997, February 29, 1996, and February 28, 1995.

      Consolidated Statements of Cash Flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995.

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

      None.

(c) Reference is made to Item 14(a) (3) above.

(d) Reference is made to Item 14(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WELDOTRON CORPORATION
                               (Registrant)

                               By: /s/ Richard L. Kramer
                               -------------------------
                                    Richard L. Kramer,
                                    Chairman of the Board


Date: September 16, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each such person, in the capacity indicated below, constitutes and appoints Richard C. Hoffman, as his attorney-in-fact, to sign any and all amendments to this report.

/s/Richard L. Kramer              Chairman of the Board      September 16, 1997
--------------------------
Richard L. Kramer

/s/William L. Remley              Vice Chairman and CEO      September 16, 1997
--------------------------
William L. Remley

/s/Fred H. Rohn                   Director                   September 16, 1997
Fred H. Rohn

/s/Bryon P. Fusini                Director                   September 16, 1997
--------------------------
Bryon P. Fusini

/s/Richard C. Hoffman             Corp. Secretary, Director  September 16, 1997
--------------------------
Richard C. Hoffman

/s/Michael McKee                  Vice President, Finance    September 16, 1997
------------------
Michael McKee