Form 10-Q
period 1997-05-31
WELDOTRON CORP
filed 1997-09-22
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarterly Period Ended May 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE    ACT OF 1934

      For the Transition Period from _________ to _________

      Commission File Number 1-8381


                              WELDOTRON CORPORATION

               (Exact name of Registrant as specified in its charter)


      NEW JERSEY                                                      22-1602728
      ----------                                                      ----------
      (State or other jurisdiction                              (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      1532 South Washington Avenue
      Piscataway, New Jersey                                               08854
      ----------------------                                               -----
      (Address of Principal Exec. Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code                (908) 752-6700
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

2,300,173 Shares of Common Stock were outstanding as of July 10, 1997.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($000'S OMITTED EXCEPT SHARE DATA)

                                                    Three Months Ended May 31,
                                                          1997            1996
                                                          ----            ----
                                                   (Unaudited)     (Unaudited)
NET SALES                                              $ 2,550         $ 3,961
COST AND EXPENSES:
  Cost of sales                                         1,722            2,882
  Selling, general & administrative expenses            1,160            1,457
  Depreciation and amortization                           104              100
                                                          ----            ----
                                                        2,986            4,439
LOSS FROM OPERATIONS                                     (436)            (478)

OTHER INCOME/(EXPENSES):
  Foreign currency translation gain                        --               25
  Other income (expense)                                  (10)             116
  Interest expense                                       (145)            (154)
                                                       --------        -------
                                                         (155)            (13)

LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                              (591)           (491)
                                                         ------        -------

INCOME TAX PROVISION                                      (17)             --
                                                        -------      ---------

MINORITY INTEREST: SHARE OF (INCOME) LOSS                 (36)             (5)

NET LOSS                                                $ (644)       $  (496)
                                                        =======       ========


NET LOSS PER COMMON SHARE:                              $ (.28)       $  (.22)
                                                        =======       ========

  DIVIDEND PER SHARE                                      NONE            NONE

WEIGHTED AVERAGE OF
  COMMON SHARES OUTSTANDING                          2,300,173       2,300,173

See notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     WELDOTRON CORPORATION AND SUBSIDIARIES
                                ($000'S OMITTED)

                                                         May 31,      Feb. 28,
                                                           1997          1997
                                                           ----          ----
                                                       (Unaudited)   (Audited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $    115   $      19
  Accounts receivable (Net)                                    960       1,299
  Inventories (Note B)                                       4,977       5,088
  Prepaid expenses and other current assets                    467         399
                                                         ---------   ---------

TOTAL CURRENT ASSETS                                         6,519       6,805
                                                         ---------    --------

  Property and equipment at cost                            11,266      11,363
  Less accumulated depreciation & amort.                    (9,780)     (9,676)
                                                           --------    --------
  Net property and equipment                                 1,486       1,687
  Other assets and investments                                 585         539
                                                         ---------   ---------

TOTAL ASSETS                                               $ 8,590     $ 9,031
                                                           =======     =======

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Cash overdraft                                         $     104    $    211
  Short term borrowings (Note C)                             1,939       1,396
  Short term borrowings:  related party (Note C)             1,446         446
  Accounts payable                                           2,581       2,528
  Other current liabilities                                  1,187       1,645
                                                          --------    --------

TOTAL CURRENT LIABILITIES                                 $  7,257     $ 6,226
                                                          --------     -------

  Long term debt: related party (Note C)                        --       1,000
  Deferred compensation                                      1,175       1,165
  Minority interests in subsidiary                             514         478
  Other long term liabilities                                  193          67
  Stockholders' equity (deficit)                              (549)         95
                                                          --------- ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $ 8,590     $ 9,031
                                                           =======     =======

The Balance sheet at February 28, 1997, has been taken from the audited financial statements at that date, condensed and reclassified.

See Notes to condensed consolidated financial statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)

                                                      Three Months Ended May 31,
                                                             1997          1996
                                                         --------       --------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (644)    $  (496)
Adjustments to reconcile net loss to net cash
  flows provided by (used in) operating activities:
Depreciation and amortization                                  104         100
Foreign currency translation gain                               --         (24)
Bad debt provision                                               2           6
Deferred compensation expense                                   27          28
Minority interest in subsidiary net income                      36           5
Gain on sale of property, plant and equipment                   --         (11)
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                            367         319
Inventories                                                    111         488
Prepaid expenses and other current assets                      (98)        (27)
Other assets                                                   (46)         (2)
Decrease in current liabilities                               (407)       (488)
Increase in other long-term liabilities                        110          37
                                                         ---------  ----------
Total adjustments                                              206         431
                                                         ---------   ---------

Net cash used in operating activities                         (438)        (65)
                                                          ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                      (2)        (44)
Proceeds from the sales of property, plant and equipment        99          11
                                                        ----------  ----------
Net cash provided by (used in) investing activities             97         (33)
                                                        ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) under short-term borrowings          500         (84)
Proceeds from short-term debt - Related Party                   50          --
Cash overdraft                                                (107)         --
Principal payments under capital lease obligations              (6)         (1)
                                                        ----------- -----------
Net cash provided by (used in) financing activities            437         (85)
                                                         ---------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                            --          24
                                                       -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            96        (159)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  19         344
                                                        ----------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    115   $     185
                                                          ========   =========

See notes to condensed consolidated financial statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       ($000'S OMITTED EXCEPT SHARE DATA)

Note A:     Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of May 31, 1997, and for the three month period ended May 31, 1996, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 28, 1997.

Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Note B:     Inventories

Inventories at May 31, 1997, and February 28, 1997, are as follows:


                                                           May 31,   Feb. 29,
                                                              1997       1997

Finished Goods                                            $ 1,744     $ 1,704
Work in Process                                              1,910      2,094
Raw Materials                                                1,323      1,290
                                                         ---------   --------
                                                          $  4,977    $ 5,088
                                                          ========    =======

Note C:     Long-Term Debt and Short-Term Borrowings

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

At May 31, 1997, the Company had used approximately $1,301 of the Business Alliance Capital New Credit Facility (See note 7 to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $54 at May 31, 1997.

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

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under Part II, "Item 1, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of August 31, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,684.

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

ITEM 2:
                     WELDOTRON CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                       ($000'S OMITTED EXCEPT SHARE DATA)


Financial Condition

The Registrant's net working capital decreased from $579 at February 28, 1997 to $(738) at May 31, 1997. The current ratio decreased from 1.09 at February 28,1997 to .90 at May 31, 1997. The changes in net working capital during the first quarter of this year were primarily related to the following:

Accounts receivable decreased due to 27% lower sales in the first quarter of this year compared to the immediately preceding fourth quarter of last year.

Inventories decreased due to continued efforts to keep inventory levels in line with reduced sales.

Prepaid expense and other current asset increases at our Brazilian subsidiary offset domestic declines experienced from prepaid insurance amortization.

Accounts payable increased slightly due primarily to extended payment terms on related party obligations.

Short-term borrowings increased due primarily to our Brazilian subsidiary's increased borrowings of $421.

Short-term borrowings from a related party increased at May 31, 1997 due to the reclassification of $1,000 from long-term to short-term.

Other current liabilities decreased due to a $679 reduction experienced at our Brazilian subsidiary, which was financed in part by increased short-term borrowings.

The Registrant's working capital and net worth were reduced to negative positions at the end of May 31, 1997.

At May 31, 1997 the Registrant had used approximately $1,301 of the Business Alliance Capital Credit Facility (See Note C to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventories the Registrant had unused borrowing availability of approximately $54 at May 31, 1997.

The availability of future borrowings depends upon the Company's level of eligible receivables and inventories contained in the Credit Facility.

The Registrant's primary and secondary sources of liquidity at May 31, 1997 the notes from a related party and the Business Alliance Capital Credit Facility, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

The effect of exchange rate changes on cash and cash equivalents for the first quarter ended May 31, 1997 and for the same period last year was $0 and $24 respectively. This is attributable to the Brazilian subsidiary and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

                     Results of Operations for the Period Ended
                              May 31, 1997 and 1996
                       ($000'S OMITTED EXCEPT SHARE DATA)


For the first quarter ended May 31, 1997 sales were $2,550 with a net loss of $644 or $.28 per share. This compares to sales of $3,961 with a net loss of $496 or $.22 per share in the first quarter last year.

Loss From Operations

First Quarter
Sales for the first quarter were approximately 35.6% lower than the same period last year. The sales decrease was entirely in the domestic packaging segment, as the safety and automated system segment's sales were flat and the Brazilian subsidiary's sales showed a 7.4% increase. Domestic industrial packaging sales experienced a 57.2% or $827 decline from last year; domestic food packaging sales experienced an 85.1% or $394 decline from last year; and domestic parts and service had a 31.7% or $261 decline from last year. Brazilian sales increased $71 from last year.

While the Company has achieved successes this quarter through higher sales at its Brazilian subsidiary and stabilized sales in its safety and automated systems segment, following that segment's extended period of sales declines, it continues to rebuild its domestic packaging business. The Company plans to focus its efforts in the months to come in satisfying parts and service demands in a more timely manner, thereby generating increasing demand for packaging equipment from repeat sales to satisfied customers.

Cost of sales for the first quarter this year was 67.5% of sales compared to 72.8% for the same quarter last year. The decrease in cost of sales is due to a shift in sales mix toward higher margin Brazilian sales, which represented 41% of consolidated sales in the first quarter of this year versus 24% last year.

Selling, general and administrative expenses decreased by $297 in the first quarter of this year compared to the same quarter last year, due primarily to domestic staff reductions of previously excessive marketing support personnel and operating expense reductions at our Brazilian subsidiary.

The gain from foreign currency translation decreased by $25 for the first quarter of this year compared to the same period last year, due to slower movement this year in the Brazilian currency exchange rate.

Other income last year of $116 shifted to other expense of $10 in the first quarter of this year, due to the sharp reduction in commission income at our Brazilian subsidiary this year.

Interest expense declined $9 due to reductions experienced by our Brazilian subsidiary, which offset domestic interest expense increases.

The provision for income taxes was $17 in the first quarter this year versus $0 in the first quarter last year. The provision this year is due solely to the taxable income generated by our Brazilian subsidiary of $108 for the quarter.

PART II.    OTHER INFORMATION ($000'S OMITTED EXCEPT SHARE DATA)

Item 1.     Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that any compensatory, punitive, and other damage claims are adequately covered by insurance.

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

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772. The Company is in discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. As of May 31, 1997, the Company had accrued $817 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, who is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefits of $50. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April, 1997, at which time they were suspended by the Company. Seymour Siegel has put the Company on notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company intends to meet with Seymour Siegel and his counsel in an effort to settle these claims. As of May 31, 1997, the Company has accrued $359 as the present value of this obligation.

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

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185 in installments over a 14-month period, which the Company had accrued as of February 28, 1997; and (3) Weldotron agreed to make certain cosmetic changes to the appearance of its new domestically sourced products. This obligation amounted to $126 as of May 31, 1997.

Weldotron made four payments, totaling approximately $59, under the terms of the settlement with Riken, then suspended all further payments. Riken has notified Weldotron that it will seek to pursue the enforcement of the settlement terms against the Company and will seek to obtain a judgment in the amount of the remaining settlement payments. The Company anticipates having further discussions with Riken in an effort to compromise the remaining payment obligations of the Company.

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


Item 2.     Changes in Securities

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

At May 31, 1997, the Company had used approximately $1,301 of the Business Alliance Capital New Credit Facility (See note 7 to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $54 at May 31, 1997.

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



Date:  September 22, 1997