Form 10-Q
period 1997-08-31
WELDOTRON CORP
filed 1997-10-20
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarterly Period Ended August 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________ to _________

      Commission File Number 1-8381


                               WELDOTRON CORPORATION

                  (Exact name of Registrant as specified in its charter)


           NEW JERSEY                                            22-1602728
           ----------                                            ----------
      (State or other jurisdiction                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

       111 Chimney Rock Road
       Bridgewater, New Jersey                                 08807
      (Address of Principal Exec. Offices)                    (Zip Code)

       Registrant's Telephone Number, Including Area Code     (732) 748-6400
                                                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

2,300,173 Shares of Common Stock were outstanding as of August 31, 1997.

                       WELDOTRON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S OMITTED EXCEPT SHARE DATA)


Three Months Ended Aug. 31,
                                                         1997           1996
                                                   -------------------------
                                                       (Unaudited) (Unaudited)
 NET SALES                                                $ 1,916     $ 2,770
COST AND EXPENSES:
 Cost of sales                                              1,490       2,087
 Selling, general & administrative expenses                 1,012       1,336
 Depreciation and amortization                                 63         103
                                                         ---------    -------
                                                            2,565       3,526
LOSS FROM OPERATIONS                                         (649)       (756)
                                                          --------     -------

OTHER INCOME/(EXPENSES):
 Foreign currency translation gain                             45          10
 Other income (expense)                                    (1,356)        180
 Interest expense                                            (127)       (175)
                                                          --------     -------
                                                           (1,438)         15

LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                                (2,087)       (741)
                                                          --------    --------

INCOME TAX  (PROVISION)/BENEFIT                                17           --
                                                          --------    --------

MINORITY INTEREST: SHARE OF (INCOME) LOSS                      52          40
                                                          --------    --------

NET LOSS                                                  $(2,018)    $  (701)
                                                          ========    ========


NET LOSS PER COMMON SHARE:                                $  (.88)    $  (.30)
                                                          ========    ========

 DIVIDEND PER SHARE                                           NONE        NONE

WEIGHTED AVERAGE OF
 COMMON SHARES OUTSTANDING                               2,300,173   2,300,173

See Notes to Condensed Consolidated Financial Statements.

                       WELDOTRON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S OMITTED EXCEPT SHARE DATA)


                                                   Six Months Ended Aug. 31,
                                                        1997            1996
                                                  --------------------------
                                                       (Unaudited) (Unaudited)
 NET SALES                                                $ 4,466     $ 6,731
COST AND EXPENSES:
 Cost of sales                                              3,212       4,969
 Selling, General & administrative expenses                 2,172       2,793
 Depreciation and Amortization                                167         203
                                                        ----------  ---------
                                                             5,551      7,965
LOSS FROM OPERATIONS                                       (1,085)     (1,234)
                                                          --------    --------

OTHER INCOME/(EXPENSES):
 Foreign currency translation gain                             45          35
 Other income (expense)                                    (1,366)        296
 Interest expense                                            (272)       (329)
                                                        ----------   ---------
                                                           (1,593)          2
                                                         --------------------

LOSS FROM OPERATIONS BEFORE
TAXES AND MINORITY INTEREST                                (2,678)    $(1,232)

INCOME TAX PROVISION                                           --          --

MINORITY INTEREST: SHARE OF (INCOME) LOSS                     16           35
                                                      -----------------------

NET LOSS                                                  $(2,662)    $(1,197)
                                                          ========    ========


NET LOSS PER COMMON SHARE:                               $  (1.16)   $   (.52)
                                                         =========   =========

 DIVIDEND PER SHARE                                           NONE        NONE

WEIGHTED AVERAGE OF
 COMMON SHARES OUTSTANDING                               2,300,173   2,300,173

See Notes to Condensed Consolidated Financial Statements.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       WELDOTRON CORPORATION AND SUBSIDIARIES
                                  ($000'S OMITTED)

                                                        Aug. 31,      Feb. 28,
                                                         1997            1997
                                                      (Unaudited)    (Audited)
ASSETS
Current Assets
 Cash and cash equivalents                              $      52   $      19
 Accounts receivable (net)                                  1,295       1,299
 Inventories (note b)                                       4,146       5,088
 Prepaid expenses and other current assets                    389         399
                                                        ----------  ---------

TOTAL CURRENT ASSETS                                        5,882       6,805
                                                         ---------   --------

Property and equipment at cost                              1,349      11,363
Less accumulated depreciation & amort.                       (641)     (9,676)
                                                         ---------    --------
Net property and equipment                                    708       1,687
Other assets and investments                                  359         539
                                                        ----------  ---------

TOTAL ASSETS                                              $ 6,949     $ 9,031
                                                          ========    =======

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Cash overdraft                                         $      46    $    211
 Short term borrowings (note c)                             1,337       1,396
 Short term borrowings:  related party (note c)             1,868         446
 Accounts payable                                           2,982       2,528
 Other current liabilities                                  1,503       1,645
                                                         ---------   --------

TOTAL CURRENT LIABILITIES                                   7,736       6,226
                                                         ---------   --------

Long term debt: related party (note c)                         --       1,000
Deferred compensation                                       1,203       1,165
Minority interests in subsidiary                              462         478
Other long term liabilities                                   113          67
Stockholders' equity (deficit)                             (2,565)         95
                                                          -------- ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  6,949    $ 9,031
                                                          ========    =======

The Balance Sheet at February 28, 1997, has been taken from the audited financial statements at that date, condensed and reclassified.

See Notes to Condensed Consolidated Financial Statements.

                       WELDOTRON CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($000'S OMITTED)

                                                    Six Months Ended Aug. 31,
                                                         1997           1996
                                                       (Unaudited) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (2,662)   $ (1,197)
Adjustments to reconcile net loss to net cash
  flows provided by (used in) operating activities:
Depreciation and amortization                                 167         204
Foreign currency translation gain                             (45)        (35)
Bad debt provision                                              2          13
Deferred compensation expense                                  54          57
Minority interest in subsidiary net income                    (16)        (35)
Gain on sale of property, plant and equipment                 (45)       (103)
Asset write-offs                                             1,373         --
Changes in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable                                           (14)        612
Inventories                                                   383         721
Prepaid expenses and other current assets                      26         172
Other assets                                                   29          (6)
Increase (Decrease) in current liabilities                    352        (309)
Increase (Decrease) in other long-term liabilities            (10)        (41)
                                                              ---         ---

Total adjustments                                           2,256       1,250
                                                            -----       -----


Net cash used in operating activities                        (406)         53
                                                             ----          --


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                    (86)       (139)
Proceeds from the sales of property, plant and equipment      281         103
                                                              ---         ---

Net cash provided by (used in) investing activities           195         (36)
                                                              ---         ---

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) under short-term borrowings         (46)        239
Proceeds from short-term debt - Related Party                 422         200
Reduction of long term debt                                    --        (750)
Principal payments under capital lease obligations            (12)         (2)
Cash overdraft                                               (165)          --
                                                             ----

Net cash provided by (used in) financing activities           199        (313)
                                                              ---        ----


EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                           45          35
                                                               --          --

NET INCREASE IN CASH AND CASH EQUIVALENTS                      33        (261)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 19         344
                                                               --         ---


CASH AND CASH EQUIVALENTS, END OF PERIOD               $       52   $      83
                                                       ===========  =========

See Notes to Condensed Consolidated Financial Statements.

                       WELDOTRON CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:    Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of August 31, 1997, and for the six month period ended August 31, 1996, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 28, 1997.

Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Note B:    Inventories

Inventories at August 31, 1997, and February 28, 1997, are as follows:
($000's - Omitted)

                                                        Aug. 31,     Feb. 29,
                                                           1997          1997
                                                           ----          ----

 Finished Goods                                          $ 1,388      $ 1,704
 Work in Process                                           1,509        2,094
 Raw Materials                                             1,249        1,290
                                                        --------      -------
                                                        $  4,146      $ 5,088
                                                        ========      =======

Note C:    Long-Term Debt and Short-Term Borrowings

The primary and secondary sources of financing for the Company during the year were notes from Related Parties and a secured line of credit with Business Alliance Capital Corporation (the New Credit Facility), respectively.

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

At August 31, 1997, the Company had used approximately $1,120 of the Business Alliance Capital New Credit Facility. Based upon the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $13 at August 31, 1997.

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

On March 1, 1995, the  Registrant  concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended twice -- first until April 1, 1997, then until April 1, 1998 and the interest rate was increased to 14%. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under "Part II, Item 1, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of August 31, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,684.

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

                       WELDOTRON CORPORATION AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Financial Condition

The Registrant's net working capital decreased from $579 at February 28, 1997 to $(1,845) at August 31, 1997. The current ratio decreased from 1.09 at February 28,1997 to .76 at August 31, 1997. The changes in net working capital during the first half of this year were primarily related to the following:

Accounts receivable were relatively flat due to slightly higher sales in the second quarter of this year compared to the immediately preceding fourth quarter of last year, offset by improved collection performance in the second quarter of this year.

Inventories decreased due mainly to the write off of $559 of primarily slower moving, previously reserved work-in-process. Due to the Company's pending relocation to a 35,000 square foot facility from its current 256,000 square foot facility, management performed an assessment of inventory value versus relocation and carrying costs, and decided to liquidate certain items which had space requirements in excess of their net realizable value.

Prepaid expenses and other current assets remained relatively flat.

Accounts payable increased due to extended payment terms with vendors.

Short-term borrowings declined slightly due to reduced borrowings domestically under the new Credit Facility.

Short-term borrowing from a related party increased due to the reclassification of $1,000 from long-term to short-term, as well as $422 in additional borrowing to fund operations as well as settle certain legal obligations (See Part II, "Item 1, Legal Proceedings").

Other current liabilities decreased due to reduced accruals for insurance and payroll related items.

The Registrant had negative working capital and net worth positions as of August 31, 1997. At August 31, 1997 the Registrant had used approximately $1,120 of the Business Alliance Capital Credit Facility. (See Note C to the consolidated financial statements.) Based upon the advance percentages of eligible receivables and inventories, the Registrant had unused borrowing availability of approximately $13 at August 31, 1997. The availability of future borrowings depends upon the Company's level of eligible receivables and inventories contained in the Credit Facility.

The Registrant's primary and secondary sources of liquidity at August 31, 1997 the notes from a related party and Business Alliance Capital Credit Facility, respectively. There can be no assurances that an extended economic recession will not adversely impact the Registrant's future financial condition and liquidity.

The effect of exchange rate changes on cash and cash equivalents for the first quarter ended August 31, 1997 and for the same period last year was $45 and $35 respectively. This is attributable to the Brazilian subsidiary and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SAFS No. 52.

               Results of Operations for the Three Month Period Ended
                              August 31, 1997 and 1996
                              ------------------------


For the second quarter ended August 31, 1997 sales were $1,916 with a net loss of $2,018 or $.88 per share. This compares to sales of $2,770 with a net loss of $701 or $.30 per share in the second quarter last year.

Sales for the second quarter were 31% lower than the same period last year, with declines occurring in all segments of the business. Domestic packaging sales were $759 lower than the similar quarter last year, or 41%; domestic safety and automated systems sales were $45 lower, or 15%; and sales at our Brazilian subsidiary were $50 lower, or 8%.

Cost of sales for the second quarter this year was 78% of sales compared to 75% for the same quarter last year. Whereas domestic margins showed a slight improvement from the second quarter last year, our Brazilian subsidiary experienced a deterioration in gross margin.

Selling, general and administrative expenses decreased by $324 in the second quarter of fiscal `98 compared to the same period last year, due primarily to domestic staff reductions of previously excessive marketing support personnel, and operating expense reductions at our Brazilian subsidiary. The foreign currency translation gain of $10 in the second quarter last year improved to $45 in the second quarter this year due to a more favorable Brazilian currency exchange rate.

Other income and expense in the second quarter this year declined to an expense of $1,356 from a gain of $180 last year due primarily to write-offs of assets in connection with certain legal proceedings and the relocation of the domestic operations to new facilities (see Part II, Item 1 - Legal Proceedings). Following the termination of its lease, the Company was required to write-off the value of its unamortized leasehold improvements totaling $662. Additional write-offs of inventory and fixed assets of $513, net of auction proceeds, were recorded resulting from a combination of the successful outsourcing program which created excess factory machinery, and limited space availability at the new facilities. Finally, an investment in Brazilian real estate was written down to current market value, resulting in a $152 charge for the quarter.

There was an income tax benefit of $17 in the second quarter this year versus no provision in the second quarter last year. The benefit this year was based solely on losses at our Brazilian subsidiary.

Interest expense declined $48 due to reduced costs of borrowing at our Brazilian subsidiary.

                Results of Operations for the Six Month Period Ended
                              August 31, 1997 and 1996
                              ------------------------


Sales for the first six months of this year were 34% lower than the same period last year. Domestic packaging sales declined $2,241 or 49%, the safety and automated systems division's sales declined $45 or 8%, and our Brazilian subsidiary's sales increased $21 or 1%.

Cost of sales for the first six months of this year was 72% of sales versus 74% of sales for the same period last year. The decrease was attributable to improvements in margins experienced domestically.

Selling, general and administrative expenses decreased by $621 in the first six months of this year compared to the same period last year due to staff reductions of previously excessive marketing support personnel, and operating expense reductions at our Brazilian subsidiary.

The gain from foreign currency translation increased by $10 for the first six months of this year compared to the same period last year, due to more favorable currency exchange rates.

Other income and expense in the first six months this year was $1,662 lower than the first six months of last year, shifting from an income position of $296 to an expense of $1,366.

Interest expense declined $57 due to reduced costs of borrowing at our Brazilian subsidiary. There was no provision for income taxes in the first six months this year nor in the similar period last year.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company. Some of the actions involve claims for compensatory, punitive or other damages. The Company presently believes that it has valid defense to the claims that have been asserted and that any compensatory damage claims are adequately covered by insurance.

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

On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and other parties to the litigations were dismissed, with prejudice, (2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and (4) Mr. Siegel was awarded a lifetime annual deferred compensation benefit of $100. The annual deferred compensation benefit is an unsecured obligation of the Company.

The Company made regular monthly payments to Mr. Siegel under the revised deferred compensation benefit arrangement until April of 1977 when such payments were suspended. Mr. Siegel served written notice of default in the payment of his deferred compensation benefits upon the Company in May of 1997. In June, as was Mr. Siegel's right under the terms of the deferred compensation agreement entered into as part of the settlement of the prior litigation, Mr. Siegel made application to the New Jersey Court for a confessed judgement against the Company in the amount of the present value of the remaining payments due him under the deferred compensation agreement.

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772. The Company is in discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. As of August 31, 1997, the Company had accrued $836 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, who is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefit of $50. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April, 1997, at which time they were suspended by the Company. Seymour Siegel has put the Company on notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company intends to meet with Seymour Siegel and his counsel in an effort to settle these claims. As of May 31, 1997, the Company has accrued $367 as the present value of this obligation.

Riken Optech corp. Vs. Weldotron Corporation

Riken Optech Corp. ("Riken") is a Japanese manufacturer of solid state industrial electronic control systems which formerly provided products for resale by the Safety and Automation Systems Group of the Company under an exclusive distributorship agreement (the "Distributorship Agreement") which originated in the late 1970's.

In 1995, as a result of unfavorable exchange rates between the Japanese Yen and the U. S. Dollar, Riken unilaterally increased the prices at which its products would be sold to the Company to a prohibitive level. The Company pursued discussions with Riken to license production of the Riken products and simultaneously initiated separate efforts to design, fabricate and source comparable products domestically. Discussions ensued between the Company and Riken during which time the Company suspended further payments upon certain open invoices with Riken. In December of 1995, Riken allegedly terminated the Company's exclusive Distributorship Agreement with the Company. Negotiations were terminated and the Company exclusively pursued its domestic product design and fabrication efforts. Thereafter, the Company, through its Safety and Automation Group, successfully introduced and began marketing its domestically sourced line of industrial electronic control systems.

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

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185 in installments over a 14-month period, which the Company had accrued as of February 28, 1997; and (3) Weldotron agreed to make certain cosmetic changes to the appearance of its new domestically sourced products. This obligation amounted to $126 as of August 31, 1997.

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

Mackman Realty Corp. vs. Weldotron Corporation

The Company currently occupies a 256,000 square foot manufacturing, warehousing, and corporate facility in Piscataway, New Jersey under a long-term lease whose original term was set to expire in May of 2005. Because the Company only utilized approximately 35% of said facility and because the rent payable under said lease was substantially below current prevailing market rents for similar facilities in the proximate geographic marketplace, the Company has, for the last two years, sought to sublease said facility and to move to smaller, more efficient quarters. Because the existing facility is dated and because updating would require a significant expenditure of funds to make the facility attractive to potential users, the Company chose to defer certain maintenance items until a suitable subtenant could be identified.

In January of 1997, the Landlord of this facility, Mackman Realty Corp. ("Mackman") sought to declare a default under the Lease and to terminate the Lease by reason of Weldotron's alleged failure to meets it repair and maintenance obligations under said Lease. Mackman commenced an action for summary possession in New Jersey Court. The Company then filed a motion to transfer the case to another court as there were substantial issues of fact and interpretation and the need for discovery and expert testimony. The Company's motion was granted and the parties commenced discovery efforts. Despite repeated attempts at settlement, negotiations broke down and a trial was held before the Court in July. The Court issued its order on July 11, 1997 declaring the Company's lease terminated and granting judgment in favor of Mackman for possession of the facility on August 15, 1997. The Company continues to occupy the facility, under an interim arrangement with Mackman, through October 15, 1997.

The Company has relocated to a smaller, more efficient facility in the immediate area of the previous facility into which it moved on October 15, 1997 date. As a result of the Court's decision, the Company wrote-off the value of unamortized leasehold improvements for the prior facility during the second fiscal quarter of 1998, which amounted to $662.

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

At August 31, 1997, the Company had used approximately $1,031 of the Business Alliance Capital New Credit Facility (See note 7 to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximate $54 at August 31, 1997.

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

On March 1, 1995, the  Registrant  concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The new note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The note was subsequently extended twice -- first until April 1, 1997, then until April 1, 1998 and the interest rate was increased to 14%. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One ($1.00) Dollar per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under "Item 3, Legal Proceedings," Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of August 31, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,684.

In January, 1996 the Registrant entered into a $500 revolving loan agreement with Exford Corp. "Exford", an affiliated company of Lyford. The Registrant borrowed $350 under this agreement which borrowings bear interest at 14%, and was originally due on January 31, 1997. The note was subsequently extended until January 1, 1998. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company.

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

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WELDOTRON CORPORATION
                                                  Registrant





                                                  By: /s/Steven J. Goldschmidt
                                                                    Controller


Date: October 20, 1997