Form 10-Q
period 1997-11-30
WELDOTRON CORP
filed 1998-01-26
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                    For Quarterly Period Ended November 30, 1997

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the Transition Period from _________ to _________

      Commission File Number 1-8381


                              WELDOTRON CORPORATION


               (Exact name of Registrant as specified in its charter)

NEW JERSEY                                     22-1602728
(State or other jurisdiction of               (IRS Employer Identification  No.)
 incorporation of organization)

111 Chimney Rock Road
Bridgewater, New Jersey                                 08807
(Address of Principal Exec. Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code      (732) 748-4600

1532 South Washington Avenue
Piscataway, New Jersey                                  08854
(Former Address of Principal Exec. Offices)             (Former Zip Code)

Registrant's Former Telephone Number, Including Area    (732) 752-6700
Code

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No   __

2,300,173 Shares of Common Stock which were issued and outstanding as of January 13, 1998.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       ($000'S OMITTED EXCEPT SHARE DATA)
                                                            Three Months Ended
                                                               November 30,
                                                              1997      1996
                                                              ----      ----

NET SALES                                                  $ 1,739     $ 3,080

COST AND EXPENSES:
  Cost of Sales                                              1,232       2,240
  Selling, General & Administrative Expenses                   981       1,273
  Depreciation and Amortization                                 26          95
                                                                --          --
                                                             2,239       3,608
                                                             -----       -----
LOSS FROM OPERATIONS                                          (500)       (528)
                                                              -----       -----

OTHER INCOME/(EXPENSES):
  Foreign Currency Translation Gain (Loss)                       0         (12)
  Other Income (Expense)                                      (865)        118
  Interest Expense                                            (144)       (120)
                                                              -----       -----
                                                            (1,009)        (14)
LOSS FROM OPERATIONS BEFORE
 TAXES AND MINORITY INTEREST                                (1,509)       (542)

INCOME TAX PROVISION                                             0           0

MINORITY INTEREST: SHARE OF (INCOME) LOSS                      (35)         27
                                                               ----         --

NET LOSS                                                 $  (1,544)    $  (515)
                                                         ==========    ========

NET LOSS PER COMMON SHARE:                                $   (.67)   $   (.22)
                                                          =========   =========

DIVIDEND PER SHARE                                            NONE        NONE

WEIGHTED AVERAGE OF
 COMMON SHARES OUTSTANDING                               2,300,173   2,300,173


See Notes to Condensed Consolidated Financial Statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       ($000'S OMITTED EXCEPT SHARE DATA)

                                                              Nine Months Ended
                                                                  November 30,
                                                               1997      1996
                                                               ----      ----

NET SALES                                                  $ 6,205     $ 9,811

COST AND EXPENSES:
  Cost of Sales                                              4,444       7,209
  Selling, General & Administrative Expenses                 3,153       4,066
  Depreciation and Amortization                                193         298
                                                               ---         ---
                                                             7,790      11,573
                                                             -----      ------
LOSS FROM OPERATIONS                                        (1,585)     (1,762)
                                                            -------     -------

OTHER INCOME/(EXPENSES):
  Foreign Currency Translation Gain (Loss)                      45          23
  Other Income (Expense)                                    (2,231)        414
  Interest Expense                                            (416)       (449)
                                                              -----       -----
                                                            (2,602)        (12)
LOSS FROM OPERATIONS BEFORE
 TAXES AND MINORITY INTEREST                                (4,187)     (1,774)

INCOME TAX PROVISION
MINORITY INTEREST: SHARE OF (INCOME) LOSS                      (19)         62
                                                               ----         --

NET LOSS                                                   $(4,206)    $(1,712)
                                                           ========    ========

NET LOSS PER COMMON SHARE:                                   (1.83)       (.74)
                                                             ======       =====

DIVIDEND PER SHARE                                             NONE        NONE

WEIGHTED AVERAGE OF
 COMMON SHARES OUTSTANDING                                2,300,173   2,300,173


See Notes to Condensed Consolidated Financial Statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                ($000'S OMITTED)

                                                           Nov. 30,    Feb. 28,
                                                             1997        1997
                                                             ----        ----
ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                             $      54     $      19
  Accounts Receivable (Net)                                 1,216         1,299
  Inventories (Note B)                                      3,174         5,088
  Prepaid Expenses and Other Current Assets                   133           399
                                                              ---           ---

TOTAL CURRENT ASSETS                                        4,577         6,805
                                                            -----         -----

Property and Equipment at Cost                              1,386        11,363
Less Accumulated Depreciation & Amortization                 (668)       (9,676)
                                                             -----       -------
Net Property and Equipment                                    718         1,687
Other Assets and Investments                                  384           539
                                                              ---           ---

TOTAL ASSETS                                              $ 5,679       $ 9,031
                                                          =======       =======

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash Overdraft                                       $        0      $    211
  Short Term Borrowings (Note C)                            1,025         1,396
  Short Term Borrowings:  Related Party (Note C)            2,040           446
  Accounts Payable                                          3,313         2,528
  Other Current Liabilities                                 1,451         1,645
                                                           ------         -----

TOTAL CURRENT LIABILITIES                                 $ 7,829       $ 6,226
                                                         --------       -------

Long Term Debt: Related Party (Note C)                          0         1,000

Deferred Compensation                                       1,230         1,165
Minority Interests in Subsidiary                              497           478
Other Long Term Liabilities                                   241            67
Stockholders' Equity                                       (4,118)           95
                                                           -------           --

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 5,679       $ 9,301
                                                          =======       =======


The Balance Sheet at February 28, 1997, has been taken from the audited financial statements at that date, condensed and reclassified.

See Notes to Condensed Consolidated Financial Statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                ($000'S OMITTED)
                                                              Nine Months Ended
                                                                 November 30,
                                                              1997        1996
                                                              ----        ----

Net loss ...............................................   $(4,206)   $(1,712)
Adjustments to reconcile net loss to net cash flows
provided by (used in) operating activities:
  Depreciation and amortization ........................       193        297
  Foreign currency translation gain ....................       (45)       (23)
  Bad debt provision ...................................         2         19
  Deferred compensation expense ........................        81         85
  Minority interest in subsidiary net income (loss) ....        20        (62)
  Gain on sale of property, plant and equipment ........       (43)      (138)
  Asset write-offs .....................................     2,123          0
(Increase) decrease in assets:
  Accounts receivable ..................................       257        500
  Inventories ..........................................       605        980
  Prepaid expenses and other current assets ............        90        226
  Other assets .........................................        (6)        19
  Increase (decrease) in current liabilities ...........       791       (119)
  Increase (decrease) in other long-term liabilities ...       (16)      (123)
                                                            -------    -------
Total adjustments ......................................     3,302      1,661
                                                            -------    -------

Net cash provided by (used in) operating activities ....      (154)       (51)
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...........      (123)      (180)
  Proceeds from the sales of property, plant and
   equipment............................................       281        138
                                                            -------    -------
  Net cash used in investing activities ................       158         42
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) under short-term  borrowings      (353)       255
  Proceeds from debt - Related Party ...................       594        200
  Principal payments under capital lease obligations ...       (17)        (4)
  Reduction of long term debt ..........................       (27)      (750)
  Cash Overdraft .......................................      (211)        84
                                                            -------    -------
 Net cash used in financing activities ..................      (14)       215
                                                            -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS .............................        45         23
                                                                --         --
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...        35       (285)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........        19        344
                                                                --        ---
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............   $    54    $    59
                                                           =======    =======


See Notes to Condensed Consolidated Financial Statements.

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A:    Basis of Preparation

The unaudited, condensed Consolidated Financial Statements as of November 30, 1997 and for the three and nine month periods ended November 30, 1997 and 1996, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01. The information reflects all adjustments which are of a normal recurring nature and which are, in the opinion of management, necessary to a fair statement of the results for the period. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The reader is referred to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

Results of operations for the interim period are not necessarily indicative of the operating results for the full year.

Note B:    Inventories

Inventories at November 30, 1997, and February 28, 1997, are as follows:
                                                             ($000 Omitted)
                                                       Nov. 30,        Feb. 28,
                                                         1997            1997

Finished Goods                                         $ 1,654         $ 1,704
Work in Process                                            622           2,094
Raw Materials                                              898           1,290
                                                           ---           -----

                                                       $ 3,174         $ 5,088
                                                       ========        =======


Note C:    Long-Term Debt and Short-Term Borrowings

In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation ("Congress"), which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500,000, an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700,000 and minimum domestic tangible net worth of $1,050,000.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation ("BACC"), to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate which was 8.25% at November 30, 1996 and 8.50% at November 30, 1997. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500,000 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

At November 30, 1997, the Company had used approximately $813,000 of the New Credit Facility. Based upon the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $109,000 at November 30, 1997.

On August 31, 1994, the Company borrowed $500,000 from Lyford Corporation ("Lyford"), an affiliated company that owns 19.56% of the issued and outstanding common stock of the Company. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of Two Dollars ($2.00) per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the Company concluded the rolling of the Lyford note into a new note in the amount of $1,000,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The Restated Note was originally due and payable on or before March 31, 1996 and bore interest at 12% per annum. The Restated Note was subsequently extended until April 1, 1998, the interest rate was increased to 14%, and the face amount was changed to $1,421,657 to reflect additional advances. The loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One Dollar ($1.00) per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

In January 1996 the Company entered into a $500,000 revolving loan agreement with Exford Corp. "Exford", an affiliated company of Lyford. The Company borrowed $350,000 under this agreement which borrowings bear interest at 14%, and were due on January 31, 1997. The note was subsequently extended until January 31, 1998. In connection with this revolving loan, the Company had assigned to Exford its right, title and interest as tenant under the prior main operating lease, together with any rents due and payable to the Company, which lease has since terminated. Effective on September 17, 1997, Exford assigned its interest in this loan to Lyford.

As a result of the continued deterioration in the financial position of the Company and the negative impact of the events described under "Part II, Item 1, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of November 30, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,944,000.

In February, 1997, the Company entered into a one-year promissory note in the amount of $96,000 with Mentmore Holdings Corporation. The note bears interest at 2% above the prime rate with a default rate on the interest rate plus 5% for late payment of interest or principal. The note expires on February 11, 1998.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Financial Condition

The Company's net working capital decreased from $579,000 at February 28, 1997 to $(3,252,000) at November 30, 1997. The current ratio decreased from 1.09 at February 28,1997 to .58 at November 30, 1997. The changes in net working capital during the first nine months of this year were primarily related to the following:

Accounts receivable were relatively flat despite a 32% reduction in sales in the third quarter of this year compared to the third quarter of last year, since shipments were skewed to the end of the quarter and the aging deteriorated slightly at the Company's Brazilian operation.

Inventories decreased due mainly to a write-off of $1,309,000 of primarily slower moving inventory during the second quarter. Due to the Company's relocation in October 1997, to a 35,000 Sq. ft. facility from its former 256,000 Sq. ft facility, management performed an assessment of inventory value versus relocation and carrying costs, and elected to liquidate certain items which had space requirements in excess of their net realizable value.

Prepaid expenses and other current assets decreased due to a reduction in prepaid insurance.

Property, plant and equipment decreased as a result of the above mentioned relocation and the write-off of leasehold improvements. In addition, excess machinery and equipment were auctioned with the proceeds applied to the outstanding working capital line with BACC.

Accounts payable increased due to extended payment terms with vendors.

Short term borrowings declined as a result of the proceeds from the above mentioned equipment auction.

Short term borrowings from a related party increased due to the reclassification of $1,000,000 from long term to short term as well as an increase of $594,000 in additional borrowings to fund operations as well as settle certain legal obligations (See " Part II, Item 1, Legal Proceedings").

Other current liabilities decreased due to reduced accruals for insurance and payroll related items, as well as reduced customer deposits.

The Company had negative working capital and net worth positions as of November 30, 1997. At November 30, 1997, the Company had used approximately $831,000 of the New Credit Facility (see Note C to the Consolidated Financial Statements). Based upon the advance percent of eligible receivables and inventory, the Company had unused borrowing availability of approximately $109,000 at November 30, 1997. The availability of future borrowings depends upon the Company's level of eligible receivables and inventory defined in the New Credit Facility.

The Company's primary and secondary sources of liquidity at November 30, 1996 were the notes from a related party and the Congress Credit Facility, respectively. There can be no assurances that an extended economic recession will not adversely impact the Company's future financial condition and liquidity.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended November 30, 1997 and for the same period last year was $45,000 and $23,000, respectively. This is attributable to Brazil's inflationary economy and the "remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.


               Results of Operations for the Three Month Period Ended
                           November 30, 1997 and 1996
         -----------------------------------------------------------------

Sales for the third quarter were 44% lower than the same period last year, with declines occurring in all segments of the business. The safety and automated systems segment continued to reestablish its market presence, after having been without inventory for an extended period of time a year ago, due to exorbitant price increases and unfavorable foreign exchange rates with its former major offshore supplier. That supplier situation has since been resolved with the procurement of high quality material from domestic sources.

Cost of sales for the third quarter this year was 71% of sales compared to 73% for the prior year. Greater shift toward reducing overhead costs caused the decrease.

Selling, general and administrative expenses decreased by $292,000 in the third quarter of fiscal 1998 compared to the same period last year due primarily to staff reductions made toward the end of the third quarter of fiscal 1998, which bore the cost of accrued severance as well as other employee related expenditures. There was a write-off of $750,000 attributable to slow-moving inventory disposed of as part of the relocation to a smaller facility. A foreign currency translation gain of $12,000 was recorded in the third quarter last year compared to no gain or loss in the third quarter this year due the Brazilian currency exchange rate.

Other income (expense) in the third quarter this year was an expense $115,000 compared to income of $118,000 last year due primarily to debt related charges.

Interest expense increased $24,000 due to higher average borrowings.

There were no provisions for income taxes in the third quarter of either year.


                  Results of Operations for the Nine Months Ended
                           November 30, 1997 and 1996
           --------------------------------------------------------------

Sales for the nine months ended November 30, 1997 were $6,205,000 with a net loss of $4,206,000 or $1.83 per share. This compares to sales of $9,811,000 with a net loss of $1,740,000 of or .74 per share in the comparable period last year.

Sales for the first nine months of this year were 37% lower than the same period last year, with declines occurring in all segments of the business.

Cost of sales for the first nine months of this year was 72% of sales versus 73% of sales for the same period last year. The decrease reflects a reduction in direct and overhead costs.

Selling, general and administrative expense decreased by $913,000 in the first nine months of this year compared to the same period last year due to staff reductions made in the third quarter of fiscal 1997, as well as lower operating expenses.

Depreciation and amortization decreased as a result of the move to the new facility and the sale of excess machinery and equipment.

The gain from foreign currency translation increased by $23,000 for the first nine months of this year compared to the same period last year, due to more favorable currency exchange rates.

Other income and expense in the third quarter this year declined to an expense of $2,106,000 from a gain of $180,000 last year due primarily to write-offs of assets, the relocation of the domestic operations to new facilities and in connection with certain legal proceedings (see "Part II, Item 1, Legal Proceedings"). Following the termination of its lease, the Company was required to write-off the value of its unamortized leasehold improvements totaling $662,000. Additional write-offs of inventory and fixed assets of $1,263,000, net of auction proceeds, were recorded resulting from a combination of the successful outsourcing program that created excess factory machinery, and limited space availability at the new facility. Finally, an investment in Brazilian real estate was written down to current market value, resulting in a $152,000 charge for the quarter.

Interest expense declined $33,000 due to reduced borrowings and lower interest rates domestically, partially offset by increased interest expense at its Brazilian subsidiary.

There was no provision for income taxes in the first nine months this year.

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company. Some of the actions involve tort claims for compensatory, punitive or other damages. The Company presently believes that it has valid defenses to the tort claims that have been asserted and that any compensatory damage claims are adequately covered by insurance. In addition to such tort claims, the following material legal actions have been asserted:


Martin Siegel vs. Weldotron Corporation

On November 23, 1994, the Company was served with a lawsuit filed by Martin Siegel in the Superior Court of New Jersey, naming the Company as the defendant. The other defendants named were: William L. Remley and Richard C. Hoffman, officers and directors of the Company; Richard Kramer, John D. Mazzuto, Bryon Fusini and Fred H. Rohn, directors of the Company; Lyford Corp., a major shareholder of the Company and Mentmore Holdings Corp. Until earlier that year, Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company. On or about November 2, 1994, the Company terminated Mr. Siegel's employment agreement for cause. Mr. Siegel alleged, among other things, that the Company breached its obligations to him under his employment agreement by forcing his resignation as Chairman of the Board and Chief Executive Officer, ceasing his regular salary and failing to fund a grantor trust designed to secure Mr. Siegel's deferred compensation benefits. The defendants were also served with an Order to Show Cause, seeking to secure an immediate funding of the grantor trust and summary disposition of his claims.

On January 3, 1995, the court denied Mr. Siegel's request for a preliminary injunction mandating the immediate funding of the grantor trust and for the matter to proceed summarily. Periodic payments of Mr. Siegel's annual deferred compensation benefits were deposited into an escrow account pending a final determination of this matter.

On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and other parties to the litigation were dismissed, with prejudice, (2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and (4) Mr. Siegel was awarded a lifetime annual deferred compensation benefit of $100,000. The annual deferred compensation benefit is an unsecured obligation of the Company.

The Company made regular monthly payments to Mr. Siegel under the revised deferred compensation benefit arrangement until April of 1997 when such payments were suspended. Mr. Siegel served written notice of default in payment of his deferred compensation benefits upon the Company in May of 1997. In June, as was Mr. Siegel's right under the terms of the deferred compensation agreement entered into as part of the settlement of the prior litigation, Mr. Siegel made application to the New Jersey Superior Court for a confessed judgement against the Company in the amount of the present value of the remaining payments due him under the deferred compensation agreement.

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772,000. The Company is in discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. As of November 30, 1997, the Company had accrued $855,000 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, which is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefits of $50,000. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April, 1997, at which time they were suspended by the Company. Seymour Siegel has put the Company on notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company is in discussions with Seymour Siegel and his counsel in an effort to settle these claims. As of November 30, 1997, the Company had accrued $375,000 as the present value of this obligation.

Riken Optech Corp. vs. Weldotron Corporation

Riken Optech Corp. ("Riken") is a Japanese manufacturer of solid state industrial electronic control systems which formerly provided products for resale by the Safety and Automation Systems Group of the Company under and exclusive distributorship agreement (the "Distributorship Agreement") which originated in late 1970's.

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

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185,000 in installments over a 14-month period, which the Company had accrued as of February 28, 1997; and (3) Weldotron agreed to make certain cosmetic changes to the appearance of its new domestically sourced products. This obligation amounted to $126,000 as of November 30, 1997.

Weldotron made four payments, totaling approximately $59,000, under the terms of the settlement with Riken, then suspended all further payments. Riken has notified Weldotron that it will seek to pursue the enforcement of the settlement terms against the Company and will seek to obtain a judgement in the amount of the remaining settlement payments. The Company anticipates having further discussions with Riken in an effort to compromise the remaining payment obligations of the Company.

Mackman Realty Corp. vs. Weldotron Corporation

The Company formerly occupied a 256,000 square foot manufacturing, warehousing, and corporate facility in Piscataway, New Jersey under a long-term lease whose original term was set to expire in May of 2005. Because the Company only utilized approximately 35% of said facility and because the rent payable under said lease was substantially below current prevailing market rents for similar facilities in the proximate geographic marketplace, the Company had, for the last two years, sought to sublease said facility and to move to smaller, more efficient quarters. Because the facility was dated and because updating would have required significant expenditure of funds to make the facility attractive to potential users, the Company chose to defer certain maintenance items until a suitable subtenant could be identified.

In January of 1997, the Landlord of this facility, Mackman Realty Corp. ("Mackman"), sought to declare a default under the Lease and to terminate the Lease by reason of the Company's alleged failure to meet its repair and maintenance obligations under said Lease. Mackman commenced an action for summary possession in New Jersey Court. The Company then filed a motion to transfer the case to another court as there were substantial issues of fact and interpretation and the need for discovery and expert testimony. The Company's motion was granted and the parties commenced discovery efforts. Despite repeated attempts at settlement, negotiations broke down and a trial was held before the Court in July. The Court issued its order on July 11, 1997, declaring the Company's lease terminated and granting judgment in favor of Mackman for possession of the facility on August 15, 1997. The Company continued to occupy the facility under an interim arrangement with Mackman, through October 15, 1997.

On October 15, 1997, the Company relocated to a smaller, more efficient facility in the immediate area of the previous facility. As a result of the Court's decision, the Company wrote off the value of unamortized leasehold improvements for the prior facility during the second fiscal quarter of 1998, which amount to $662,000.

Item 2.    Changes in Securities.

           None

Item 3.    Defaults Upon Senior Securities.

The primary and secondary sources of financing for the Company during the year were notes from Related Parties and a secured revolving line of credit with Business Alliance Capital Corporation, respectively.

In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation ("Congress"), which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500,000, an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700,000 and minimum domestic tangible net worth of $1,050,000.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation ("BACC"), to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate which was 8.25% at November 30, 1996 and 8.50% at November 30, 1997. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500,000 and the maturity date is December 10, 1998.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

At November 30, 1997, the Company had used approximately $813,000 of the New Credit Facility (see Note C to the Consolidated Financial Statements). Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $109,000 at November 30, 1997. The judgment obtained against the Company by Martin Siegel has resulted in a technical default under the New Credit Facility. However, despite the existence of this (or any other) technical default under the terms of the New Credit Facility, BACC has not declared same in default or taken any action to exercise its rights or remedies.

On August 31, 1994, the Company borrowed $500,000 from Lyford Corporation ("Lyford"), an affiliated company that owns 19.56% of the issued and outstanding common stock of the Company. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of Two Dollars ($2.00) per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the Company concluded the rolling of the Lyford note into a new note in the amount of $1,000,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The Restated Note was originally due and payable on or before March 31, 1996 and bore interest at 12% per annum. The Restated Note was subsequently extended until April 1, 1998, the interest rate was increased to 14%, and the face amount was changed to $1,421,657 to reflect additional advances. The new loan is secured by a junior lien on all of the Company's assets. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One Dollar ($1.00) per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995.

In January, 1996 the Company entered into a $500,000 revolving loan agreement with Exford Corp. "Exford", an affiliated company of Lyford. The Company borrowed $350,000 under this agreement which borrowings bear interest at 14%, and were due on January 31, 1997. The note was subsequently extended until January 31, 1998. In connection with this revolving loan, the Company had assigned to Exford its right, title and interest as tenant under the prior main operating lease, together with any rents due and payable to the Company, which lease has since terminated. Effective on September 17, 1997, Exford assigned its interest in this loan to Lyford.

As a result of the continued deterioration in the financial position of the Company and the negative impact of the events described under "Part II, Item 1, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of November 30, 1997, the current balance due and owing to Lyford, including unpaid and accrued interest is $1,944,000.

In February, 1997, the Company entered into a one-year promissory note in the amount of $96,000 with Mentmore Holdings Corporation. The note bears interest at 2% above the prime rate with a default rate on the interest rate plus 5% for late payment of interest or principal. The note expires on February 11, 1998.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information.

On October 7, 1996, the Company announced that it would apply to the Securities and Exchange Commission to voluntarily withdraw from listing and registration on the American Stock Exchange and seek listing elsewhere. The Company's decision resulted from the Amex's notification to the Company that it determined to delist the Company because it no longer met the exchange's continued listing requirements. While the Company initially appealed this decision, the Company and the exchange agreed to settle matters by having the Company file an application for delisting with the SEC. The Company agreed to withdraw its appeal and the exchange agreed to withdraw its decision upon SEC approval of the Company's application.

Item 6.    Exhibits and Reports on Form 8-K.

           None.



                                S I G N A T U R E




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      WELDOTRON CORPORATION
                                                      Registrant


                                                      By:/s/Lawrence H. Bowen
                                                      Lawrence H. Bowen
                                                      Chief Operating Officer

Date: January 26, 1998
                                            16