Form 10-K
period 1998-02-28
WELDOTRON CORP
filed 1998-10-06
CIK 105519

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the Fiscal Year Ended February 28, 1998.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Transition Period     From __________ to __________

Commission File Number: 1-8381

                              WELDOTRON CORPORATION

             (Exact Name of Company as Specified in its Charter)
                                                          22-160728
                  New Jersey (IRS Employer Identification (State or other jurisdiction of incorporation No.)
               or organization)
                                                            08807
    111 Chimney Rock Road, Bridgewater, NJ                (Zip Code)
   (Address of principal executive offices)
                                                        (732) 748-4600
  Company's         telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

                                 Title of Class:
                          Common Stock, $.05 Par Value
                      Name of Exchange on Which Registered:
                                     OTC-BB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III to this Form 10-K or any
amendment to this Form 10-K.        [X]

Approximate aggregate market value of voting stock held by non-affiliates of the Company as of July 31, 1998

Common Stock . . . . . . . . . . . . . . . . $157,000

As of July 31, 1998, there were outstanding 2,300,173 shares of the Company's Common Stock, $.05 Par Value.

                              WELDOTRON CORPORATION

                            Index to Annual Report on
                                    FORM 10-K
                      Twelve Months Ended February 28, 1998
              (Dollar Amounts in Thousands, Except Per Share Data)

PART I                                                                PAGE

Item 1.        Business...................................................3

Item 2.        Properties.................................................6

Item 3.        Legal Proceedings..........................................8

Item 4.        Submission of Matters to a Vote of Security Holders.......11

PART II

Item 5.        Market for Company's Common Stock and Related Stockholder
               Matters...................................................11

Item 6.        Selected Financial Data...................................12

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................13

Item 8.        Financial Statements and Supplementary Data...............18

Item 9.        Changes In and Disagreements with Accountants.............39

PART III

Item 10.       Directors and Executive Officers of the Company...........40

Item 11.       Executive Compensation....................................40

Item 12.       Security Ownership of Certain Beneficial Owners
               and Management............................................42

Item 13.       Certain Relationships and Related Transactions............44

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K..................................................45

PART I

Item 1. BUSINESS

Weldotron Corporation (which, together with its subsidiaries, is herein called the "Company"), a New Jersey corporation organized in 1958, is engaged in two principal areas of activity --packaging and industrial automation and safety controls. The two principal business units are the Packaging Systems Group and the Safety and Automation Systems Group located in Bridgewater, New Jersey. In addition, the Company has a 60% owned subsidiary in Brazil engaged in the packaging systems business. The Packaging Systems Group designs, manufactures and markets a comprehensive line of packaging machinery and systems for a broad range of industrial and consumer applications. The Safety and Automation Systems Group manufactures and markets electronic systems for personnel safety and controls for monitoring high speed automatic production machinery.

The following table sets forth the aggregate net sales derived from the two product groups in dollars and as a percentage of consolidated net sales for the fiscal years ended February, 1998, 1997 and 1996.

(Dollars in Thousands)

                 Fiscal Year           Fiscal Year            Fiscal Year
                    Ended                 Ended                  Ended
              February 28, 1998     February 28, 1997      February 29, 1996
              -----------------     -----------------      -----------------


Packaging     $6,886        87%     $12,130    91%         $15,997    87%
Systems

Safety &       1,009        13%       1,156    9%            2,318    13%
Automation
Systems

Total          7,895       100%     $13,286    100%        $18,315    100%

For additional details relating to industry segments, see the Notes to the Consolidated Financial Statements included in this Report.

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

The Company's Industrial Packaging Systems Group manufactures a diverse line of shrink packaging systems designed to provide substantial user benefits such as lower packaging costs, increased productivity, and improved product appearance and integrity. Several standard models are offered from manual L-sealers and shrink tunnels up through fully automated form/fill/seal wrapping systems that include feeders, collators and speed modulated conveyors.

Industrial Packaging's line includes manually operated shrink packaging machines. These machines incorporate features not generally found in competitive low-end units such as electronic timing, microprocessor controls, self-compensating temperature controls, and low operating costs and maintenance requirements.

Industrial Packaging's medium speed equipment program includes a series of automatic L-sealers. This series features a "vertical rising" seal head that maximizes machine operating speed and produces stronger seals than pivoting type seal bars found on many competitive machines. Other features include single level operation for smooth product transfer, adjustable film forming plow for quick product changeover, and heavy-duty unibody steel construction for longevity.

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

The Company also offers an economically priced, in-line form-fill shrink packaging system that targets a medium speed niche market for larger industrial products. The Company has expanded this product range to include an edge seal version to target the tape, cassette, compact disk and entertainment products industries.

The Company's high-speed automatic shrink packaging systems also provide what the Company believes to be a practical, cost-effective method for tamper-evident packaging for food and non-food products.

Safety and Automation Systems Group

The Safety and Automation Systems Group designs, sources and markets a line of solid state industrial electronic control systems for personnel safety and quality control monitoring of automatic production machinery. Certain models are assembled in Bridgewater, New Jersey while others are manufactured and assembled elsewhere in accordance with the Company's specifications. The electronic controls protect operators from injury, prevent tool damage, and detect production malfunctions. Areas of concentration within this market are electronics, automotive and appliances. Secondary markets consist of packaging, plastics, special machines, and robotics area guarding. Safe-T-Lite is the trade name of the Company's product line of infrared presence sensing devices designed to comply with current standards for machine guarding.

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

Pro-Set is a resolver based multi-functional press automation controller. It combines the features of 16-channel programmable limitswitch with an advanced 12-station programmable die protection system and a brake monitor which complies with OSHA 1910.217 (b 14). It features 200-job set-up memory capability.

Manufacturing

The Company currently conducts North American manufacturing operations in a leased, one-story plant consisting of 36,000 square feet located in Bridgewater, New Jersey.

Manufacturing of packaging systems is conducted on a batch production basis using progressive assembly methods. The Company fabricates the parts used in its finished products from raw materials and components and produces most of its sub-assemblies, except for certain parts and sub-assemblies supplied by selected domestic and foreign suppliers. These parts, components and sub-assemblies are carried in inventory in anticipation of projected sales and are then assembled into finished products according to production schedules. In general, manufacturing of standard machines is commenced in anticipation of orders rather than to meet existing backlog. The manufacturing processes for the Company's products take several months, depending upon their size, complexity and quantity. However, it has generally been the Company's experience that except for customized equipment (which is made to order), most orders received are for items that are in the process of being manufactured or are in inventory.

The raw materials used by the Company include steel, copper, brass, aluminum and various plastics. Some components, including motors, transformers, fittings, electrical and electronic components, drives, and general-purpose hardware, are purchased by the Company. Many of the purchased components are built to the Company's specifications. The Company believes that it is not dependent upon any single supplier for any raw material or component.

The Company's products are designed to operate efficiently over long periods, and rigorous inspection procedures are performed to insure that its manufacturing processes result in products meeting these and other requirements.

The Company's products are serviced at its customers' premises by distributors, dealers or the Company's technicians.

The Company generally provides its customers with express limited written warranties covering its industrial packaging equipment for a period of one year and four years on safety and automation systems.

The Company also has a manufacturing plant in Nova Odessa, Brazil.

Marketing and Sales

The Company sells its packaging equipment in North America to industrial companies through packaging machinery distributors and dealers. For the fiscal year ended February 28, 1998, approximately 25% of the Company's sales were made directly to the end user and approximately 75% were made through other distribution channels. Direct sales are more prevalent in stretch packaging systems than in shrink systems. The Company's largest customer is W.R. Grace and Co., which buys packaging equipment from the Company for resale. For the fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996, respectively, sales to W.R. Grace and Co. accounted for approximately 9%, 7%, and 8%, respectively, of the consolidated net sales of the Company.

The Company participates in domestic and foreign trade shows and maintains an in-house marketing services staff that handles product publicity, advertising, and promotion. Advertising is generally placed in trade journals.

The Company's backlog of unshipped customer orders was approximately $860 and $1,405 at February 28, 1998 and February 28, 1997, respectively.

Foreign sales, which aggregated approximately 7% of net consolidated sales for the fiscal year ended February 28, 1998, are carried out directly and by certain appointed distributors.

The Company's Brazilian subsidiary, Weldotron do Brasil, Ltd. (WdB) ("Weldotron do Brasil"), is included in the consolidated results of the Company. It is 60% owned by the Company, with the remaining 40% being Brazilian owned. WdB has been a subsidiary of the Company since 1973. WdB is one of several suppliers to the Brazilian shrink packaging equipment market. Competition from imported equipment is intense.

Weldotron do Brasil manufactures industrial packaging systems for sale in Brazil and certain South American export markets. WdB owns a 21,000 square foot production facility in Nova Odessa, Brazil, which it constructed and occupied during fiscal 1990.

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

The Company's principal competitors in shrink packaging are Great Lakes Corporation and Shanklin Corporation. Great Lakes Corporation and Shanklin Corporation are larger in size to the Company. Although definitive statistics are not available, the Company believes that its share of the automatic shrink packaging equipment market in the United States has been deteriorating due to the Company's financial difficulties.

The Company holds and has filed applications for United States and foreign patents relating to many of its products. The Company also has certain registered trademarks. The Company has licensed some of its technology to other manufacturers.

Employees

At February 28, 1998, the Company had approximately 48 domestic employees, including 24 engaged in manufacturing, 2 in engineering and design, 5 in technical service and support, 4 in sales and marketing, and 13 in general and administrative functions. Comparatively, last year the Company had approximately 88 domestic employees, which included 55 engaged in manufacturing, 4 in engineering and design, 4 in technical service and support, 13 in sales and marketing and 12 in general and administrative functions. Because of the reduced level of business, the Company made staff reductions in the first and second quarters of fiscal 1998. The Company's manufacturing employees predominantly work a single shift. Approximately 20 of the Company's manufacturing employees are represented by Local 427 of the International Union of Electrical, Radio and Machine Workers AFL-CIO.

A labor contract covering the Company's manufacturing employees was successfully concluded in March 1998 for the period March 1998 through March 1999. The Company generally considers its labor relations to be satisfactory.

The Company's Brazilian subsidiary employs about 58 people.

ITEM 2.     PROPERTIES

The continuing operations of the Company and its subsidiaries occupy the plants and offices described on the following pages:

WELDOTRON CORPORATION AND SUBSIDIARIES

PROPERTIES
            Aggregate Estimated                         Owned
            Floor     Percent                             or     Lease
 Location     Area    Utilized Principal Use Segment    Leased     Term    Notes
            (Sq. Ft.)                                              Date
--------------------------------------------------------------------------------

Bridgewater, 36,000     100%   Manufacturing,PackagingLeased      2000
New Jersey                     Warehousing,  Systems,
                               General and   Communications
                               Corporate     and
                               Office        Controls

Sao Paulo,    3,000     100%   General       PackagingLeased      1998
Brazil                         Office        Systems

Nova         21,000     100%   Manufacturing,PackagingOwned       N/A     (1)
Odessa,                        Warehousing,  Systems
Brazil                         General
                               Office

Notes:

(1)   Property is subject to a mortgage  securing  indebtedness of approximately
      $150.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company. Some of the actions involve tort claims for compensatory, punitive or other damages. The Company presently believes that it has valid defenses to the tort claims that have been asserted and that any compensatory damage claims are covered by insurance. However, the Company has elected to retain a significant portion of litigation exposure through the use of deductibles under its insurance policies. See Note 7 to the Consolidated Financial Statements included herein. In addition to claims arising in the ordinary course of business, the following material legal actions have been asserted:

Martin Siegel vs. Weldotron Corporation

On November 23, 1994, the Company was served with a lawsuit filed by Martin Siegel in the Superior Court of New Jersey, naming the Company as the defendant. The other defendants named were: William L. Remley and Richard C. Hoffman, officers and directors of the Company; Richard Kramer, John D. Mazzuto, Bryon Fusini and Fred H. Rohn, directors of the Company; Lyford Corp., a major shareholder of the Company and Mentmore Holdings Corporation. Until earlier that year, Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company. On or about November 2, 1994, the Company terminated Mr. Siegel's employment agreement for cause. Mr. Siegel alleged, among other things, that the Company breached its obligations to him under his employment agreement by forcing his resignation as Chairman of the Board and Chief Executive Officer, ceasing his regular salary and failing to fund a grantor trust designed to secure Mr. Siegel's deferred compensation benefits. The defendants were also served with an Order to Show Cause, seeking to secure an immediate funding of the grantor trust and summary disposition of his claims.

On January 3, 1995, the court denied Mr. Siegel's request for a preliminary injunction mandating the immediate funding of the grantor trust and for the matter to proceed summarily. Periodic payments of Mr. Siegel's annual deferred compensation benefits were deposited into an escrow account pending a final determination of this matter.

On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and the other parties to the litigation were dismissed, without prejudice, (2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and
(4) Mr. Siegel was awarded a lifetime annual deferred compensation benefit of $100. The annual deferred compensation benefit is an unsecured obligation of the Company.

The Company made regular monthly payments to Mr. Siegel under the revised deferred compensation benefit arrangement until April of 1997 when such payments were suspended. Mr. Siegel served written notice of default in payment of his deferred compensation benefits upon the Company in May of 1997. In June, pursuant to Mr. Siegel's right under the terms of the deferred compensation agreement entered into as part of the settlement of the prior litigation, Mr. Siegel made application to the New Jersey Superior Court for a confessed judgement against the Company in the amount of the present value of the remaining payments due him under the deferred compensation agreement.

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772. The Company entered into discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. Mr. Siegel has now brought an action against the Company and others seeking to enforce an alleged verbal settlement of his claim against the Company for a payment of $85. As of February 28, 1998, the Company had accrued $875 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, who is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefits of $50. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April 1997, at which time they were suspended by the Company. Seymour Siegel has given the Company notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company has discussed with Seymour Siegel and his counsel a potential settlement of these claims. Recently, the Company broke off discussions with Mr. Siegel's counsel. As of February 28, 1998, the Company had accrued $383 as the present value of this obligation.

Riken Optech Corp. vs. Weldotron Corporation

Riken Optech Corp. ("Riken") is a Japanese manufacturer of solid state industrial electronic control systems which formerly provided products for resale by the Safety and Automation Systems Group of the Company under an exclusive distributorship agreement (the "Distributorship Agreement") which originated in late 1970's.

In 1995, as a result of unfavorable exchange rates between the Japanese Yen and the U. S. Dollar, Riken unilaterally increased the prices at which its products would be sold to the Company to a prohibitive level. The Company pursued discussions with Riken to license production of the Riken products and simultaneously initiated separate efforts to design, fabricate and source comparable products domestically. Discussions ensued between the Company and Riken during which time the Company suspended further payments upon certain open invoices with Riken. In December of 1995, Riken allegedly terminated the Company's exclusive Distributorship Agreement with the Company. Negotiations were terminated and the Company exclusively pursued its domestic product design and fabrication efforts. Thereafter, the Company, through its Safety and Automation Group, introduced and began marketing its domestically sourced line of industrial electronic control systems.

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

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185 in installments over a 14-month period, which the Company had accrued as of February 28, 1998; and (3) the Company agreed to make certain cosmetic changes to the appearance of its new domestically sourced products.

Weldotron made four payments totaling approximately $59, under the terms of the settlement with Riken, then suspended all further payments. Riken then notified the Company that it would seek to pursue the enforcement of the settlement terms against the Company and obtained a judgement in the amount of the remaining settlement payments. In July 1998, the Company reached a full and final settlement with Riken for $70, which has been paid.

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

In January of 1997, the Landlord of this facility, Mackman Realty Corp. ("Mackman") sought to declare a default under the Lease and to terminate the Lease by reason of the Company's alleged failure to meet its repair and maintenance obligations under said Lease. Mackman commenced an action for summary possession in New Jersey Court. The Company then filed a motion to transfer the case to another court, as there were substantial issues of fact and interpretation and the need for discovery and expert testimony. The Company's motion was granted and the parties commenced discovery efforts. Despite repeated attempts at settlement, negotiations broke down and a trial was held before the Court in July. The Court issued its order on July 11, 1997, declaring the Company's lease terminated and granting judgement in favor of Mackman for possession of the facility on August 15, 1997. The Company continued to occupy the facility under an interim arrangement with Mackman, through October 15, 1997. Mackman continues to assert monetary claims against the Company for unpaid rent, attorneys' fees and the cost of certain repairs to the former facility. Trial is scheduled for October of 1998.

On October 15, 1997, the Company relocated to a smaller, more efficient facility in the immediate area of the previous facility. As a result of the Court's decision, the Company wrote off the value of unamortized leasehold improvements for the prior facility during the second fiscal quarter of 1994, which amounted to $662.

Reju vs. Weldotron

Varghese Reju, the Company's former Chief Financial Officer, was dismissed as part of an overall downsizing and reduction of overhead in October of 1995. The Company offered and Mr. Reju received a severance based upon his years of service with the Company. Mr. Reju then brought an action asserting he was entitled to benefits under a written Severance Agreement entered into between Mr. Reju and the Company in 1993. Under the terms of the written Severance Agreement, Mr. Reju would be entitled to receive two times his base salary (approximately $165) in the event he was terminated as a result of a "change of control" as defined in the Agreement. In its defense of this action, the Company asserts that the "change of control," as contemplated in Mr. Reju's Severance Agreement, never occurred, and even if it did, there was no connection between any such "change of control" and Mr. Reju's termination some eighteen months later. Management believes that the lawsuit is without merit and intends to vigorously defend the action; however, the outcome cannot be determined. This matter is scheduled to go to trial in September 1998.

Mentmore Holdings Corporation vs. Weldotron Corporation

Mentmore Holdings Corporation ("Mentmore" or "Mentmore Holdings"), an affiliate of Lyford and Exford Corporations, provides management advisory services to the Company pursuant to an agreement dated as of June 14, 1994. See discussion in
Section 13-"Certain Relationships and Related Transactions." The Company is in default of certain payments due Mentmore under the terms of said agreement. Mentmore initiated an action against the Company in the Superior Court of New Jersey, Law Division, Somerset County, New Jersey. In February 1998, Mentmore obtained a judgment against the Company in the amount of $914, which has been accrued at year-end. Mentmore has not pursued execution upon said judgment and continues to provide services to the Company under the agreement.

Richard C. Hoffman, P. C. vs. Weldotron Corporation.

Richard C. Hoffman, P.C., a professional corporation, provides legal services to the Company. Richard C. Hoffman, a Director of the Company and its Secretary, is the president and sole shareholder of Richard C. Hoffman, P.C. The Company is delinquent in payment for fees and cost for services provided by Richard C. Hoffman, P.C. Richard C. Hoffman, P.C. initiated an action against the Company in the Superior Court of New Jersey, Court of Somerset County, New Jersey. On March 11, 1998 Richard C. Hoffman, P.C. obtained a judgment against the Company in the amount of $424, which has been accrued at year end. Richard C. Hoffman, P.C. has not pursued execution upon said judgment and continues to provide services to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATEDSTOCKHOLDER
            MATTERS

The Company's  Common Stock was traded on the American  Stock  Exchange  (Symbol
WLD) until November 8, 1996, at which time the Company, at its request, was delisted from such exchange. It is now traded on the "pink sheets." High and low prices for each quarter during Fiscal Year 1998 and Fiscal Year 1997 and information relating to dividends are:

                     For the year ended              For the year ended
                        February  28,                    February 28,
                            1998                             1997
                            ----                             ----

                      High            Low            High             Low
                      ----            ---            ----             ---

1st Quarter          $.1875          $.1875        $1.5000         $1.0000

2nd Quarter           .0937           .0937         1.0000           .6875

3rd Quarter           .0937           .0937          .3125           .3125

4th Quarter           .0937           .0937          .6250           .0625

No  dividends  have been paid to date and the Company  does not  anticipate  the
payment  of  future   dividends.   The  Company's  loan  agreements  also  place
restrictions on the amounts of dividends that can be paid.

There were approximately 536 stockholders of record at February 28, 1998. The Company believes that a significant number of beneficial owners of stock hold their shares in "street" names.

ITEM 6.     SELECTED FINANCIAL DATA

Selected financial data for the Company for each of the last five fiscal years are set forth on the following page:

                     WELDOTRON CORPORATION AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (amounts in thousands except share data)

                             For Fiscal Years Ended,

                        February   February    February   February    February
                        28, 1997   29, 1996    28, 1995   28, 1994    28, 1998
                        --------   --------    --------   --------    --------

Net Sales                $ 7,895    $13,286     $18,315    $19,670    $21,462

Gross Profit               1,437      3,460       5,901      7,234      6,265

Loss From Operations      (4,528)    (2,233)     (2,754)    (3,202)    (2,361)

Other Income (Expenses)   (1,259)      (274)         99       (110)       101

Loss from Continuing
   Operations             (5,639)    (2,347)     (3,134)    (3,418)    (2,223)

Gain (Loss) From
   Discontinued
   Operations                 --         --          --        (16)        12

Net Loss                  (5,639)    (2,347)     (3,134)    (3,434)    (2,211)

Net (Loss) Earnings
   Per Share, Basic &
   Diluted:

   Continuing Operations   (2.45)     (1.02)      (1.36)     (1.49)     (1.05)

   Discontinued Operations   --          --         --         .00        .01

Net Loss Per Share         (2.45)     (1.02)      (1.36)     (1.49)     (1.04)

Total Assets               4,426      9,031      12,217     15,286     17,047
Working Capital (Deficit) (6,050)      (586)      3,989      5,933      7,621
Long-Term Debt               150      1,000       1,750      1,250        777
Stockholders' Equity
(Deficiency)              (5,543)        95       2,442      5,576      9,010

See Item 6 for Management's Discussion and Analysis of Financial Condition and Liquidity and Results of Operations.

No cash dividends have been distributed during the periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements, including the Notes thereto, and the information presented under Item 6, "Selected Consolidated Financial Data". All information is based on the Company's fiscal year-end of February 28. All dollar amounts are in thousands except as noted.

FINANCIAL CONDITION AND LIQUIDITY

The Company is highly leveraged and, as a result, funds available for working capital, capital expenditures and general corporate purposes, are very limited. The primary and secondary sources of financing for the Company during fiscal 1998 were notes from certain related parties and a secured revolving line of credit with Business Alliance Capital Corporation (the "New Credit Facility"), respectively.

In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500, an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700 and minimum domestic tangible net worth of $1,050.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500 and the maturity date is December 10, 1998. Management does not believe that the Company will be able to repay borrowings under the New Credit Facility at maturity without additional financing. The Company has not received a commitment for additional financing.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory.

At February 28, 1998, the Company had used approximately $1,076 of borrowing availability under Business Alliance Capital New Credit Facility (See note 6 to the consolidated financial statements). Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $17 at February 28, 1998. The Company is currently in technical default under the New Credit Facility, but BACC has not chosen to declare a default and continues to work with the Company.

On  August  31,  1994,  the  Company  borrowed  $500  from  Lyford   Corporation
("Lyford"), an affiliated company that owned 19.56% of the issued and outstanding common stock of the Company as of July 31, 1998. The Company executed and delivered to Lyford a promissory note, a security agreement and a

Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of two dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the Company concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The Restated Note was originally due and payable on or before March 31, 1996 and bore interest at 12% per annum. The Note was subsequently extended three times -- first until April 1, 1997, then until April 1, 1998 and finally until April 1, 1999 and the interest rate was increased to 16%. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One Dollar ($1.00) per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under "Item 3, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of February 28, 1998, the principal balance and unpaid accrued interest due and owing to Lyford amounted to $1,452 and $381, respectively.

In January 1996, the Company entered into a $500 revolving loan agreement with Exford Corp. an affiliate of Lyford. The Company has outstanding borrowings of $350 under this agreement, which borrowings bear interest at 14%, and were originally due on January 31, 1997. The note was subsequently extended twice, first until January 1, 1998 and then until January 1, 1999. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the lease for its prior facility, together with any rents due and payable to the Company. On September 1, 1997, Lyford purchased the Exford loan, and advanced additional sums to the Company to fund ongoing operations. As of February 28, 1998 the principal balance and unpaid accrued interest due and owing to Lyford under the revolving loan agreement amounted to $552 and $93, respectively.

In February 1997, the Company entered into a one-year promissory note in the amount of $96 with Mentmore Holdings, an affiliate of Lyford. The note bears interest at two percentage points above the prime rate, with a default rate equal to the interest rate otherwise payable plus five percent for late payment of interest or principal. The note originally expired on February 11, 1998 and has been extended for 1 year until February 11, 1999.

The Company's net working capital and current ratio decreased from fiscal 1997. Net working capital decreased from a negative $586 to a negative $6,050 and the current ratio decreased from .92 to .36. The major changes in the net working capital from year to year were the following: Accounts receivable decreased from $1,299 in fiscal 1997 to $746 in fiscal 1998 due to a 40% decline in consolidated sales from last year. Inventories decreased from $5,088 to $2,329 in fiscal 1998 due to efforts to keep inventory levels in line with reduced sales, particularly in the domestic side of the business and the write off of obsolete inventory.

Prepaid expenses and other current assets decreased from $399 in fiscal 1997 to $334 in fiscal 1998 due primarily to reductions in prepaid insurance resulting from premium savings and prepaid payroll taxes.

Cash overdraft decreased from $211 in fiscal 1997 to $11 in fiscal 1998.

Short-term borrowings decreased from $1,396 in fiscal 1997 to $1,132 in fiscal 1998 due primarily to the pay down from the sale of equipment and reductions in inventory.

Short-term borrowing--Related Party increased from $446 to $2,101, due to additional financing from Lyford to cover operating losses and liquidity needs.

Accounts payable and other current liabilities increased from $5,338 to $6,224 due principally to slower payments to vendors and an increase in payables to related parties.

The Company invested $69 in property plant and equipment in fiscal 1998 compared to $137 in fiscal 1997. These capital expenditures were primarily for tooling and engineering support services. Capital expenditures excluding capital leases were $0 for 1998 compared to $92 in fiscal 1997. The Company expects capital expenditures to be nominal in fiscal 1999.

The Company's sixty per cent owned Brazilian subsidiary, Weldotron do Brasil, was financially self-sufficient in fiscal 1998 and is expected to be so again in fiscal 1999. Weldotron do Brasil operates in a highly inflationary economy. As a hedge against inflation, in prior years, Weldotron do Brasil had invested excess cash in three residential apartments as investment property. One apartment was sold in fiscal 1995, with the proceeds distributed as dividends in a 60% and 40% relationship between the Company and the minority interest. At the end of fiscal 1996, title to one of the remaining two apartments was transferred to the Company. The Company has entered into a contract for the sale of the apartment, with a closing expected prior to calendar year-end.

The major component affecting operating cash flow adversely in fiscal 1997 and 1998 was operating losses. However, these adverse changes were somewhat offset by decreases in inventory levels due to non-cash inventory valuation reserves last year and tighter controls and improved asset management this year. The main source of new capital has been related party borrowings.

The effect of exchange rate changes on cash and cash equivalents for the year ended February 28, 1998 and the prior year was a gain of $74 and a loss of $(148), respectively. This is attributable to Weldotron do Brasil's highly inflationary economy and the "Remeasurement method" used for foreign currency translation to be measured into U.S. dollars as required by SFAS No. 52.

Due to the decline in market share and recurring losses over the past several years, the Company downsized its organization considerably during fiscal 1996, 1997 and 1998. The Company continues to aggressively outsource product formerly manufactured in-house, thereby further reducing investments in inventory as well as lowering overall costs of manufacturing. Certain cost reduction programs have been implemented and others are in process in the areas of business insurance, employee benefits, utilities and professional fees. The Company is involved in various legal actions, (see Item 7, Legal Proceedings). The Company is not in a position to settle such pending claims in full at this time.

The Company incurred net losses in recent years, and as of February 28, 1998 had an accumulated deficit of $5,543. Whereas the Company's financial statements for the year ended February 28, 1998 have been prepared on a going concern basis, no assurance can be given that the Company will be successful in achieving profitability or positive cash flow. The Company's independent auditors have issued a going concern opinion as of February 28, 1998. In an effort, to return to profitability the Company has continued to reduce staff, lower overall costs of manufacturing and reduce selling, general and administrative expenses during Fiscal 1999. The Company is investigating new products to increase sales. The Company is dependent on related party financing until it returns to profitability. No assurances can be given as to the Company's ability to obtain financing or to the future results of operation.

RESULTS OF OPERATIONS
Fiscal Year 1998 Compared To 1997

Net Sales from continuing operations in fiscal 1998 were $7,895, a decrease of 40% from $13,286 in fiscal 1997. Domestic packaging sales declined from $12,130 to $6,886, or 43%. Sales in the Safety and Automation Group declined from $1,156 to $1,009 or 13%. The Brazilian subsidiary experienced a decline in sales from $3,267 in fiscal 1997 to $2,849 in fiscal 1998, or 9%. The packaging market is fragmented and highly competitive and the Company has lacked the resources to aggressively compete in its markets. In addition, the Company began another major restructuring in fiscal 1998. This included relocation in October 1997 from a 256,000 sq. ft. facility to a 36,000 sq. ft. facility in Bridgewater, New Jersey. The cost of the relocation including the write down of obsolete inventory was approximately $1,475. In addition a loss of $773 was incurred as the abandonment of leasehold improvements. The relocation disrupted the Company's operations and its standing in the market place, which further negatively impacted sales.

Gross Margin decreased from 26.0 % of net sales in fiscal 1997 to 18% in fiscal 1998 and from $3,460 to $1,437. As the Company's sales declined, the Company's fixed costs increased as a percent of sales. The Company's relocation to a smaller facility has significantly reduced its rent, insurance, utilities and other overhead cost by approximately $100 per month. The overhead did however, negatively impact costs of fiscal 1998 resulting in lower margins. Relocation costs outweighed the immediate cost savings from the relocation, which was not completed until the latter part of fiscal 1998.

The Company's selling, general and administrative expenses decreased in fiscal 1998 by 19% to $3,889 compared to $4,801 during fiscal 1997. The decrease in domestic expenses was in salaries and wages, travel and entertainment, and reduced fringe benefit expenses. The decrease at Weldotron do Brasil was evenly distributed between marketing and general administrative expenses.

The Loss from Continuing Operations increased to $5,639 in fiscal 1998 from $2,347 in fiscal 1997. The increase resulted from restructuring and inventory charges of $1,475 this year in connection with the relocation to a new facility and the overall decline in sales.

Deferred compensation expense in fiscal 1998 decreased slightly to $109 from $113 in fiscal 1997.

Other income and expenses in fiscal 1998 included a foreign currency translation gain of $74 compared to a loss of $148 last year with respect to the Company's Brazilian subsidiary. These translation gains represent inflationary gains for these years on the net assets of the Brazilian subsidiary, which has historically operated in a highly inflationary economy. Accordingly, the results from the Brazilian operations may be significantly affected by such fluctuations. Interest expense and royalty income were virtually unchanged from 1997 to 1998. The Company expects to receive future royalties on patents through 2002, which are not expected to be material. Commission income generated entirely by the Brazilian subsidiary decreased from $414 in fiscal 1997 to $0 in fiscal 1998 due to lower earnings.

The Net Loss increased to $5,639 from $2,347 last year. The increase resulted from the factors outlined above as well as restructuring and inventory charges in fiscal 1998 in connection with the relocation to a new facility.

RESULTS OF OPERATIONS
Fiscal Year 1997 Compared To 1996

Net Sales from continuing operations in fiscal 1997 were $13,286, a decrease of 27.5% from $18,315 in fiscal 1996. Domestic packaging sales declined from $11,050 to $8,863 or 19.8%. Sales in the Safety and Automation Group declined from $2,318 to $1,156 or 50.1%. The Brazilian subsidiary experienced a decline in sales from $4,947 in fiscal 1996 to $3,267 in fiscal 1997, or 34.0%.
Domestically, the Company experienced an improvement in industrial packaging equipment sales of 3.7% versus the prior year due to the shipment of several custom roofing shingle bundling machines. During fiscal 1997, the Company refocused its marketing efforts toward such higher cash contributing industrial packaging products, which had a negative impact on food packaging equipment sales, and packaging sales overall. To compensate for the marginal cash generated from the food packaging side of the business, the Company reduced excess marketing expenses associated with that segment in fiscal 1997. The Safety and Automation Group continued to feel the effects of being without inventory due to exorbitant price increases and unfavorable foreign exchange rates with its former major offshore supplier during fiscal 1996.

Gross Margin decreased from 32.2% of net sales in fiscal 1996 to 26.0% in fiscal 1997 and from $5,901 to $3,460 in dollars. Despite improvements achieved in material costs, as a percentage of sales, labor costs were higher, most notably at the Company's Brazilian subsidiary. In terms of dollar contribution, the Brazilian subsidiary's gross margin decreased $1,046 due to higher labor and related overhead content on reduced sales, while the Packaging System Group's and the Safety and Automation Group's gross margins declined $728 and $667, respectively.

The Company's selling, general and administrative expenses decreased in fiscal 1997 by $1,857 to $4,801 compared to 1996. Domestic operations had a decrease of $1,530, while the Brazilian location had a decrease of $327. The decrease in domestic expenses was in a) salaries and wages of $715, b) travel and entertainment of $196, c) reduced fringe benefit expenses of $180 due to salary reduction, d) dealer commissions primarily associated with the food packaging segment of $170, and e) reduced general business insurance of $105. The decrease at Weldotron do Brasil was evenly distributed between marketing and general administrative expenses.

The Loss from Operations decreased to $2,347 in fiscal 1997 from $3,134 in fiscal 1996. The decrease resulted from the absence of major restructuring and inventory charges in fiscal 1998, as well as reduced selling, general and administrative expenses. In fiscal 1997, the Company recorded a reserve of $91 to write down inventory to net realizable value. This compares to a total charge of $1,085 in fiscal 1996.

Deferred compensation expense in fiscal 1997 decreased slightly to $113 from $124 in fiscal 1996.

Other income and expenses in fiscal 1997 included a foreign currency translation loss of $148 compared to a gain of $345 in fiscal 1996 with respect to the Company's Brazilian subsidiary. These translation gains represent inflationary gains for these years on the net assets of the Brazilian subsidiary. Weldotron do Brasil operates in a highly inflationary economy. Accordingly, the results from the Brazilian operations may be significantly affected by such fluctuations. The general price index for 1997 was 9% compared to 15% for 1996. The official selling rates of exchange to the U.S. dollar were $1 equals R$1.0394 in 1997 compared to $1 equals R$0.9726 in 1996. The current and historical levels of inflation in Brazil and the changing exchange rates cannot be expected to affect future periods to the same extent, or even in the same direction as were the current and prior years affected. Interest expense increased by $8 due to increased borrowings at our Brazilian subsidiary. Royalty income was $60 compared to $42 in fiscal 1996. The Company expects to receive future royalties on patents through 2002. Commission income generated entirely by the Company's Brazilian subsidiary decreased from $489 in fiscal 1996 to $414 in fiscal 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 129 "Disclosure of Information About Capital Structure" requires an entity to provide certain disclosures within its financial statements about the pertinent rights and privileges of the various securities outstanding for fiscal years beginning after December 16, 1997. The Company believes SFAS No. 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components for fiscal years beginning after

December 15, 1997. The Company  believes SFAS No. 130 will have little,  if any,
effect  on  the  information   already  disclosed  in  the  Company's  financial
statements.

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 131 will have little, if any, effect on the information already disclosed in the Company's financial statements.

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisitions.

Statement of Position 98-5 "Accounting for Start-up Costs," requires that an entity expense all start-up and related costs, as incurred, for all fiscal years beginning after December 15, 1997. The Company believes that this statement will not have a material effect on its accounting for start-up costs.

YEAR 2000

Many existing computer programs use only two digits to identify a year in the date field. These programs do not consider the impact of the upcoming change in the century. Currently, the Company is evaluating its Year 2000 computer issues. Based on preliminary evaluations, the Company estimates the costs that will be incurred to update its computer systems will be immaterial. The company believes that solutions will be implemented timely.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) cancellation of specific programs due to general budgetary constraints or poor customer demand,
(iii) development of competing technology and scientific know-how similar or superior to that of the Company, (iv) success in hiring and retaining key management and technical personnel, (v) the Company's significant liquidity concerns, (vi) legal proceedings pending and judgments rendered against the Company, and (vii) the decline in the Company's overall business.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and auditors' report thereon, are included herein.

Selected quarterly financial data and other supplementary financial information are not required.

WELDOTRON  CORPORATION
Consolidated Financial Statements and Supplemental Schedule as of and for the Years Ended February 28, 1998, 1997 and 1996 and Report of Independent Certified Public Accountants

Note - The Auditor's Report on the Financial Statements for the year ended February 29, 1996 is not included herein.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of Weldotron Corporation
Bridgewater, New Jersey

We have audited the accompanying consolidated balance sheets of Weldotron Corporation and subsidiaries as of February 28, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weldotron
Corporation and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and at February 28, 1998 has significant deficiencies in working capital and net assets. Furthermore, the Company is delinquent paying several of its liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO Seidman, LLP

New York, New York
July 31, 1998

Weldotron Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 1998 and February 29, 1997
(Amounts in thousands, except share data)

                                                             1998        1997
                                                             ----        ----
Assets
CURRENT ASSETS
      Cash and cash equivalents                          $      9    $     19
      Accounts receivable (less allowance
        for doubtful accounts:
        1998 $151; 1997, $184                                 746       1,299
      Inventories                                           2,329       5,088
      Prepaid expenses and other current assets               334         399
                                                         ---------  ---------
            Total current assets                            3,418       6,805
                                                          --------  ---------

PROPERTY, PLANT AND EQUIPMENT:
      Land and buildings                                      660         660
      Fixtures and equipment                                  701       8,781
      Leasehold improvements                                   --       1,758
      Automotive equipment                                     28         164
                                                               --         ---
            Total property, plant & equipment               1,389      11,363

      Less accumulated depreciation and amortization          664       9,676
                                                       -----------  ---------

            Property, plant & equipment, net                  725       1,687
                                                       -----------  ---------

DEFERRED COSTS AND OTHER ASSETS                               283         539
                                                       ----------- ----------
TOTAL ASSETS                                             $  4,426    $  9,031
                                                         =========   ========


Liabilities and Stockholders' Equity CURRENT LIABILITIES:
      Cash overdraft                                   $       11   $     211
      Short-term borrowings                                 1,132       1,396
      Short-term borrowings - related party                 2,101         446
      Accounts payable                                      2,249       1,721
      Payables to related parties                           1,471         807
      Accrued payroll, vacation and payroll taxes             460         539
      Accrued severance and other compensation              1,258       1,165
      Other current liabilities                               786       1,106
                                                           -------  ---------

            Total current liabilities                       9,468       7,391
                                                         ---------   --------
LONG-TERM DEBT - Related Party                                150       1,000
                                                        ----------  ---------

            TOTAL LONG-TERM DEBT                              150       1,000
                                                        ---------   ---------

MINORITY INTEREST IN SUBSIDIARY                               328         478
                                                       ----------- ----------

OTHER LONG-TERM LIABILITIES                                    23          67
                                                      -----------------------

                                                            1998        1997
                                                            ----        ----
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

      Preferred stock, par value $.05 per Share;
        authorized 1,000,000 shares in
        1997 and 1996; issued none

      Common stock, par value $.05 per share;
        authorized 10,000,000 shares; issued
        2,352,720 shares                                      118         118
      Additional paid-in capital                            9,798       9,798
      Deficit                                             (15,336)     (9,698)

      Common stock in treasury, at cost - 52,547 shares
        In 1997 and 1996                                     (123)       (123)
           ----     ----                                     ----        ----

            Total stockholders' equity (Deficiency)        (5,543)         95
                                                           ------          --

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $   4,426    $  9,031
                                                        ==========   ========

See Notes to Consolidated Financial Statements.

Weldotron Corporation and Subsidiaries
Consolidated Statements of Operations
For the Years Ended February 28, 1998,
February 28, 1997 and February 29, 1996
(Dollar amounts in thousands, except per share amounts.)

                                                1998        1997       1996
                                                ----        ----       ----

NET SALES                                     $ 7,895     $13,286     $18,315
                                              -------     --------    -------

COST & EXPENSES
      Cost of sales                             6,458       9,826      12,414
      Selling, general and administrative       3,889       4,801       6,658
      Depreciation and amortization               192         388         488
      Deferred compensation expenses              109         113         124
      Restructuring and other inventory charges    --          91       1,085
      Related party charges                       300         300         300
      Relocation expense                        1,475           -           -
                                                -----       -----       -----
                                               12,423      15,519      21,069
                                               -------   ---------   --------
LOSS FROM OPERATIONS                           (4,528)     (2,233)     (2,754)
                                               -------   ---------   --------

OTHER INCOME (EXPENSES)
      Foreign currency translation gain (loss)     74        (148)        345
      Interest Expense                           (633)       (621)       (613)
      Royalty Income                               58          60          42
      Other (expense) income                       15          21        (164)
      Commission income                            --         414         489
      Loss on sale and abandonment
         of fixed assets                         (773)         --          --
                                               -------   ---------   --------
                                               (1,259)       (274)         99
                                               -------   ---------   --------

LOSS FROM OPERATIONS
   BEFORE MINORITY INTEREST IN
   SUBSIDIARY AND INCOME TAXES                 (5,787)     (2,507)     (2,655)
INCOME TAX (PROVISION)                             --         (37)       (270)
MINORITY INTEREST IN FOREIGN
   SUBSIDIARY'S (INCOME) LOSS                     148         197        (209)
                                               -------   ---------   --------
            NET LOSS                         $ (5,639)   $ (2,347)    $(3,134)
                                               -------   ---------   --------
NET LOSS PER COMMON SHARE
      Basic & Diluted                       $   (2.45)  $   (1.02)   $  (1.36)
                                            ==========  ==========   =========

See Notes to Consolidated Financial Statements.

Weldotron Corporation and Subsidiaries
Consolidated  Statement of Stockholders' Equity
For the Years Ended February 28, 1998,
February 28, 1997 and February 29, 1996
(Dollar amounts in thousands.)

                     Common   Additional    (Deficit)   Common Stock    Total
                     Stock      Paid-In     Retained    In Treasury,
                                Capital     Earnings       At Cost
BALANCE FEBRUARY
28, 1995             $118     $9,798      $(4,217)       $(123)       $5,576

Net Loss                -          -       (3,134)           -        (3,134)
                   ------     ------      -------        -----        -------

BALANCE FEBRUARY
29, 1996              118      9,798      (7,351)         (123)        2,442

Net Loss                -          -      (2,347)            -        (2,347)
                   ------     ------      -------        -----        -------

BALANCE FEBRUARY
28, 1997              118      9,798      (9,698)         (123)           95

Net Loss                -          -      (5,639)            -        (5,639)
                   ------     ------      -------        -----        -------

BALANCE FEBRUARY
28, 1998             $118     $9,798      $(15,336)      $(123)       $(5,543)
                     ====     ======      =========      ======       ========


See notes to consolidated financial statements.

Weldotron Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended February 28, 1998,
February  28, 1997 and  February 29, 1996
Dollar amounts in thousands.)

                                              1998         1997        1996
                                              ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                    $(5,639)     $(2,347)     $(3,134)
                                            --------     --------     --------
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities

   Depreciation and amortization                192          388          488
   Foreign currency translation (gain) loss     (74)         148         (345)
   Bad debt provision (recoveries)               52          (75)         (46)
   Non-cash inventory reductions               (182)          91        1,085
   Deferred compensation expense                 93          113          122
   Minority interest in subsidiary net
     income (loss)                             (148)        (197)         209
   (Gain) Loss on sale of property,
     plant and equipment                        773         (148)         (13)

   Changes in operating assets and liabilities
   (Increase) decrease in assets:

   Accounts receivable                          501          833          379
   Inventories                                2,759        1,651        1,100
   Prepaid expenses and other current
   assets                                        65          120         (126)
   Other assets                                 256          (17)          19
   Increase (decrease) in current
   liabilities                                  444       (1,305)         538
   Increase (decrease) in Related Party
   liabilities                                  485          389          334
   Increase (decrease) in other
     long-term liabilities                      (44)        (150)        (158)
                                                ---         ----         ----
   Total adjustments                          4,466        1,841        3,586
                                              -----        ------       -----
   Net cash provided by (used in)
     operating activities                      (467)        (506)         452
                                               ====         ====          ===

CASH FLOWS FROM INVESTING ACTIVITIES:             1998        1997        1996
                                                  ----        ----        ----

   Purchases of property, plant and
     equipment                                   (69)        (137)       (231)
   Proceeds from the sales of property,
     plant and equipment                         247          148         132
                                                 ---          ---         ---
   Net cash provided by (used in)
     investing activities                        178           11         (99)
                                                 ---           --         ---
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) under
     short-term borrowings                      (264)        (179)     (1,347)
   Proceeds from debt - related party            664          296         650
   Principal payments under capital lease
     obligations                                  --          (10)        (33)
   Cash overdraft                               (200)         211          --
   Dividends paid by subsidiary to
      minority shareholder                        --           --         (23)
   Net cash (used in) provided by
      financing activities                       200          318        (753)
                                                 ---          ---        ----

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                              79         (148)        306
                                                  --         ----         ---

NET DECREASE IN CASH AND CASH EQUIVALENTS        (10)        (325)        (94)

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR                                              19          344         438
                                                  --          ---         ---

CASH AND CASH EQUIVALENTS, END OF YEAR       $     9      $    19      $  344
                                             ========     ========     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash (paid) received during the year for:
    Interest paid                            $  (144)     $  (403)     $ (631)
    Taxes                                        (84)        (178)       (169)
    Interest received                             -0-          45          23

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Capital lease obligations incurred when
  the Company entered into leases for new
  equipment                                  $     -      $    45      $    -
Distribution of investment in real estate
   to minority interest                            -            -         252

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands.)

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements of the Company and its subsidiaries include the accounts of all subsidiaries. Financial information relating to the Company's 60% owned subsidiary in Brazil reflects the 12 month periods ended February 28, 1998, 1997 and 1996. All material intercompany transactions and balances have been eliminated.

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

Sales are primarily made throughout North America, with only 7% of the parent Company's sales taking place internationally. The Company's 60% owned Brazilian subsidiary sells throughout Brazil and certain South American export markets.

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

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts. The provision (recoveries) for doubtful accounts and write-off for uncollectible accounts were $52, ($75) and ($46); $201, $49, and $21 for the fiscal years ended February 1998, 1997, and 1996, respectively.

Property, Plant and Equipment - Property, Plant and Equipment are stated at cost. The Company provides for depreciation and amortization for financial statement purposes on the straight-line or accelerated method over the estimated useful lives of the various depreciable or amortizable assets. In 1998, the Company relocated to a smaller facility and wrote off $773 as abandoned assets. The Company's Brazilian subsidiary purchased three residential apartments in Sao Paolo, Brazil, as investment property. One apartment was sold in fiscal 1995, with the proceeds distributed as dividends in a 60% and 40% relationship between the Company and the minority interest. At the end of fiscal 1996, title to one of the remaining two apartments was transferred to the Company. This asset was written down to $210 and is included in Other Assets. The Company has enlisted the services of a broker for the sale of this apartment to raise additional cash. The Company has entered into a contract for the sale of the apartment, with a closing expected prior to December 31, 1998. The third apartment is still recorded on the Company's Brazilian subsidiary.

Income Taxes - Weldotron Corporation and its U.S. subsidiaries file a consolidated federal income tax return. Accumulated undistributed earnings of the Company's foreign subsidiary were approximately $132 at February 28, 1998. The Company has not recognized a deferred tax liability for the undistributed earnings of the subsidiary as it is their intention to permanently reinvest such earnings. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences on future years' differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

Valuation allowances are established for those income tax benefits whose recoverability is uncertain.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit in banks and certificates of deposit with an original maturity period not in excess of three months. Cash and cash equivalents of $9, and $19 were designated for payments under various bank agreements as of February 28, 1998 and February 28, 1997, respectively.

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

Net Loss Per Common Share - Net loss per common share for each of the years ended February 28, 1998, and 1997 and February 29, 1996 were computed by dividing net loss by the weighted average number of shares outstanding of 2,300,173 each year. Assumed exercise of stock options, warrants and stock rights has not been included in the earnings per common share calculation as the effect is anti-dilutive.

SFAS No. 128, "Earnings Per Share," requires a presentation of basic EPS and diluted EPS for fiscal years ending after December 15, 1997. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding, unless the effect of issuance would have an anti-dilutive effect. The adoption of SFAS No, 128 had no effect on the Company.

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

Reclassifications - Certain prior year reclassifications have been made to conform to 1998 classifications.

Long-lived assets - Long-lived assets, such as goodwill, intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and Long-lived Assets to Be Disposed of," which was adopted in the 1997 fiscal year.

Stock based compensation - The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

Fair Value of Financial Instruments - The Company's financial instruments are comprised of cash, accounts receivable, accounts payable and long term debt which are carried in the balance sheet at amounts which approximate fair value.

Recent Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 130 will have little, if any, effect on the information already disclosed in the Company's financial statements.

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 131 will have little, if any, effect on the information already disclosed in the Company's financial statements.

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisitions.

Statement of Position 98-5 "Accounting for Start-up Costs," requires that an entity expense all start-up and related costs, as incurred, for all fiscal years beginning after December 15, 1997. The Company believes that this statement will not have a material effect on its accounting for start-up costs.

2.          MANAGEMENT PLANS AND INTENTIONS

The Company's financial statements for the year ended February 28, 1998 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred substantial net losses in recent years and as of February 28, 1998 had a working capital deficiency of $6,050 and an accumulated deficit of $5,543. Management actions were implemented throughout fiscal 1996, 1997 and 1998 in an attempt to restore the Company to financial stability. Among these actions were the divestiture of non-core business, substantial reductions of operating expenses, the reestablishment of a major distributorship, the outsourcing of certain manufacturing operations at more favorable costs, the implementation of alternative marketing strategies, and the reemphasis upon high cash contributing product lines. To date these efforts have been largely unsuccessful. Despite all of these efforts the Company continues to lose money. In an effort, to return to profitability the Company has continued to reduce staff, lower overall costs of manufacturing and reduce selling, general and administrative expenses during Fiscal 1999. The Company is investigating new products to increase sales. The Company is dependent on related party financing until it returns to profitability. No assurances can be given as to the Company's ability to obtain financing or to the future results of operations.

3.          RESTRUCTURING AND OTHER INVENTORY CHARGES

In fiscal 1997 and 1996 the Company recorded reserves of $91 and $1,085, respectively, to write down inventory to net realizable value. In October, 1997, the Company relocated to a smaller facility in Bridgewater, New Jersey. As part of the relocation, $773 of leasehold improvements was written off.

4.          ROYALTY AGREEMENTS

In 1992, the Company licensed one of its patents to several other manufacturers. The Company received royalty revenue related to licensing agreements of $ 58, $60, and $42 for fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996 respectively. The Company has filed two design patents on its custom roofing shingle bundling machine.

Charges incurred to obtain patents are capitalized.

5.          INVENTORIES

Inventories consist of the following at February 28, 1998 and 1997:

                                                             1998        1997
                                                             ----        ----
Finished goods                                          $     531      $1,704
Work in process                                               647       2,094
Raw material                                                1,151       1,290
                                                          -------      ------
                                                         $  2,329      $5,088
                                                         ========      ======
6.          DEBT

Debt consists of the following at February 28, 1998 and 1997:

                                                             1998        1997
                                                             ----        ----

Revolving line of credit (Including Weldotron do Brasil) $  1,132    $  1,396
Notes payable -- Related Party                              2,251       1,446
                                                            -----       -----
                                                            3,383       2,842
Less current portion                                        3,233       1,842
                                                            -----       -----

Long-term portion                                        $    150      $1,000
                                                         ========      ======


In June 1991, the Company entered into a credit facility (the "Credit Facility") with Congress Financial Corporation, ("Congress") which was amended on June 10, 1996. It provided a revolving line of credit and term loan of $2,500, an interest rate of 3.75% over the Core States floating base rate, a maturity date of June 25, 1997, and financial covenants as follows: minimum domestic working capital of $1,700 and minimum domestic tangible net worth of $1,050.

The Credit Facility was collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the Credit Facility were limited to certain percentages of eligible inventory and accounts receivable including stipulations as to the ratio of advances collateralized by receivables compared to advances collateralized by inventory.

The Company was in default of its minimum working capital and tangible net worth covenants of the Credit Facility as of August 31, 1996 and November 30, 1996. Subsequently, Congress Financial Corporation notified the Company of its intention to terminate the Credit Facility due to the default as well as the reduced size of the outstanding loan (below $1,000) and provided the Company a period of time in which to seek alternative sources of financing. On December 10, 1996, the Company successfully entered into a new credit facility (the "New Credit Facility") with Business Alliance Capital Corporation, ("BACC") to provide a revolving line of credit for working capital purposes. The interest rate is 3.0% over the Core States floating base rate. The New Credit Facility further requires that the Company pay fees on the average outstanding loan of 0.33% per month, for administration and upon early termination of the New Credit Facility. The maximum line of credit is $1,500 and the maturity date is December 10, 1998. Management does not believe that the Company will be able to repay borrowings under the New Credit Facility at maturity without additional financing. The Company has not received a commitment for additional financing.

The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Borrowings under the New Credit Facility are limited to certain percentages of eligible inventory and accounts receivable as well as a stipulation as to the maximum advance level on inventory. The Company is currently in technical default under the New Credit Facility, but BACC has not chosen to declare a default and continues to work with the Company.

At February 28, 1998, the Company had used approximately $1,076 of borrowings available under Business Alliance Capital New Credit Facility. Based on the advance percentages of eligible receivables and inventory, the Company had unused borrowing availability of approximately $17 at February 28, 1998.

On  August  31,  1994,  the  Company  borrowed  $500  from  Lyford   Corporation
("Lyford"), an affiliated company that owned 19.56% of the issued and outstanding common stock of the Company as of July 31, 1998. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of two dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the Company concluded the rolling of this note into a new note in the amount of $1,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The Restated Note was originally due and payable on or before March 31, 1996 and bore interest at 12% per annum. The Note was subsequently extended three times -- first until April 1, 1997, then until April 1, 1998 and finally until April 1, 1999 and the interest rate was increased to 16%. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's common stock at an initial exercise price of One Dollar ($1.00) per share. The market price of the Company's common stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described in Note 7, Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of February 28, 1998, the principal balance and unpaid accrued interest due and owing to Lyford amounted to $1,452 and $381, respectively.

In January, 1996 the Company entered into a $500 revolving loan agreement with Exford Corp. an affiliate of Lyford. The Company has outstanding borrowings of $350 under this agreement, as of February 28, 1998, which borrowings bear interest at 14%, and were originally due on January 31, 1997. The note was subsequently extended twice, first until January 1, 1998 and then until January 1, 1999. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the lease for its prior facility, together with any rents due and payable to the Company. On September 1, 1997, Lyford purchased the Exford loan. As of February 28, 1998 the principal balance and unpaid accrued interest due and owing to Lyford under the revolving loan agreement amounted to $552 and $93, respectively.

In February 1997, the Company entered into a one-year promissory note in the amount of $96 with Mentmore Holdings, an affiliate of Lyford. The note bears interest at two percentage points above the prime rate, with a default rate equal to the interest rate otherwise payable plus five percent for late payment of interest or principal. The note originally expired on February 11, 1998 and has been extended for 1 year until February 11, 1999.

Company Payables to Related Parties include director fees ($83), interest accrued on related notes ($474), and management advisory fees due to Mentmore ($914). The short-term borrowings due to related parties ($2,101) consist of the loans due to Lyford and Mentmore.

Debt is carried in the balance sheet at amounts which approximate fair value.

7.          COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business and several claims have been asserted against the Company. Some of the actions involve tort claims for compensatory, punitive or other damages. The Company presently believes that it has valid defenses to the tort claims that have been asserted and that any compensatory damage claims are covered by insurance. However, the Company has elected to retain a significant portion of litigation exposure through the use of deductibles under its insurance policies. In addition to claims arising in the ordinary course of business, the following material legal actions have been asserted:

Martin Siegel vs. Weldotron Corporation

On November 23, 1994, the Company was served with a lawsuit filed by Martin Siegel in the Superior Court of New Jersey, naming the Company as the defendant. The other defendants named were: William L. Remley and Richard C. Hoffman, officers and directors of the Company; Richard Kramer, John D. Mazzuto, Bryon Fusini and Fred H. Rohn, directors of the Company; Lyford Corp., a major shareholder of the Company and Mentmore Holdings Corporation. Until earlier that year, Mr. Siegel served as Chairman of the Board and Chief Executive Officer of the Company. On or about November 2, 1994, the Company terminated Mr. Siegel's employment agreement for cause. Mr. Siegel alleged, among other things, that the Company breached its obligations to him under his employment agreement by forcing his resignation as Chairman of the Board and Chief Executive Officer, ceasing his regular salary and failing to fund a grantor trust designed to secure Mr. Siegel's deferred compensation benefits. The defendants were also served with an Order to Show Cause, seeking to secure an immediate funding of the grantor trust and summary disposition of his claims.

On January 3, 1995, the court denied Mr. Siegel's request for a preliminary injunction mandating the immediate funding of the grantor trust and for the matter to proceed summarily. Periodic payments of Mr. Siegel's annual deferred compensation benefits were deposited into an escrow account pending a final determination of this matter.

On April 13, 1995, the Company reached a full and final settlement with Martin Siegel. Under the terms of the settlement, which was approved by the Court: (1) all claims and counterclaims by, between and among Mr. Siegel, the Company and the other parties to the litigation were dismissed, without prejudice, (2) Mr. Siegel and the Company exchanged mutual releases, (3) Mr. Siegel's Employment Agreement with the Company dated March 1, 1988, as amended, was terminated, and
(4) Mr. Siegel was awarded a lifetime annual deferred compensation benefit of $100. The annual deferred compensation benefit is an unsecured obligation of the Company.

The Company made regular monthly payments to Mr. Siegel under the revised deferred compensation benefit arrangement until April of 1997 when such payments were suspended. Mr. Siegel served written notice of default in payment of his deferred compensation benefits upon the Company in May of 1997. In June, pursuant to Mr. Siegel's right under the terms of the deferred compensation agreement entered into as part of the settlement of the prior litigation, Mr. Siegel made application to the New Jersey Superior Court for a confessed judgement against the Company in the amount of the present value of the remaining payments due him under the deferred compensation agreement.

On June 24, 1997, the Superior Court of Bergen County, New Jersey awarded a judgment in Mr. Siegel's favor in the amount of $772. The Company entered into discussions with Mr. Siegel concerning a potential settlement of its obligations to Mr. Siegel. Mr. Siegel has now brought an action against the Company and others seeking to enforce an alleged verbal settlement of his claim against the Company for a payment of $85. As of February 28, 1998, the Company had accrued $875 as the present value of this obligation.

Seymour Siegel vs. Weldotron Corporation

Seymour Siegel, who is the brother of Martin Siegel, was formerly an executive officer and director of the Company who retired from the Company as an officer in 1993 and as a director in 1994. Under the terms of Seymour Siegel's Employment Agreement with the Company, upon his retirement he was to receive annual deferred compensation benefits of $50. These annual deferred compensation benefits are unsecured obligations of the Company. Such benefits were paid in monthly installments to Seymour Siegel until April 1997, at which time they were suspended by the Company. Seymour Siegel has given the Company notice of default and has threatened to retain counsel to pursue his rights unless said payments are resumed. To pursue his claims against the Company, Seymour Siegel would be required to initiate litigation against the Company. The Company has discussed with Seymour Siegel and his counsel a potential settlement of these claims. Recently the Company broke off discussions with Mr. Siegel's counsel. As of February 28, 1998, the Company had accrued $383 as the present value of this obligation.

Riken Optech Corp. vs. Weldotron Corporation

Riken Optech Corp. ("Riken") is a Japanese manufacturer of solid state industrial electronic control systems which formerly provided products for resale by the Safety and Automation Systems Group of the Company under an exclusive distributorship agreement (the "Distributorship Agreement") which originated in late 1970's.

In 1995, as a result of unfavorable exchange rates between the Japanese Yen and the U. S. Dollar, Riken unilaterally increased the prices at which its products would be sold to the Company to a prohibitive level. The Company pursued discussions with Riken to license production of the Riken products and simultaneously initiated separate efforts to design, fabricate and source comparable products domestically. Discussions ensued between the Company and Riken during which time the Company suspended further payments upon certain open invoices with Riken. In December of 1995, Riken allegedly terminated the Company's exclusive Distributorship Agreement with the Company. Negotiations were terminated and the Company exclusively pursued its domestic product design and fabrication efforts. Thereafter, the Company, through its Safety and Automation Group, introduced and began marketing its domestically sourced line of industrial electronic control systems.

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

In January of 1997, the Company, Riken, and the former Company employee reached a settlement of the claims raised in the New Jersey State and New York Federal Court actions. Under the terms of the settlement: (1) All claims and counterclaims were released and the two court actions were dismissed with prejudice; (2) the Company agreed to pay Riken the sum of approximately $185 in installments over a 14-month period, which the Company had accrued as of February 28, 1998; and (3) the Company agreed to make certain cosmetic changes to the appearance of its new domestically sourced products.

Weldotron made four payments totaling approximately $59, under the terms of the settlement with Riken, then suspended all further payments. Riken then notified the Company that it would seek to pursue the enforcement of the settlement terms against the Company and obtained a judgement in the amount of the remaining settlement payments. In July 1998, the Company reached a full and final settlement with Riken for $70, which has been paid.

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

In January of 1997, the Landlord of this facility, Mackman Realty Corp. ("Mackman") sought to declare a default under the Lease and to terminate the Lease by reason of the Company's alleged failure to meet its repair and maintenance obligations under said Lease. Mackman commenced an action for summary possession in New Jersey Court. The Company then filed a motion to transfer the case to another court, as there were substantial issues of fact and interpretation and the need for discovery and expert testimony. The Company's motion was granted and the parties commenced discovery efforts. Despite repeated attempts at settlement, negotiations broke down and a trial was held before the Court in July. The Court issued its order on July 11, 1997, declaring the Company's lease terminated and granting judgement in favor of Mackman for possession of the facility on August 15, 1997. The Company continued to occupy the facility under an interim arrangement with Mackman, through October 15, 1997. Mackman continues to assert monetary claims against the Company for unpaid rent, attorneys' fees and the cost of certain repairs to the former facility. Trial is scheduled for October of 1998.

On October 15, 1997, the Company relocated to a smaller, more efficient facility in the immediate area of the previous facility. As a result of the Court's decision, the Company wrote off the value of unamortized leasehold improvements for the prior facility during the second fiscal quarter of 1998, which amounted to $662.

Reju vs. Weldotron

Varghese Reju, the Company's former Chief Financial Officer, was dismissed as part of an overall downsizing and reduction of overhead in October of 1995. The Company offered and Mr. Reju received a severance based upon his years of service with the Company. Mr. Reju then brought an action asserting he was entitled to benefits under a written Severance Agreement entered into between Mr. Reju and the Company in 1993. Under the terms of the written Severance Agreement, Mr. Reju would be entitled to receive two times his base salary (approximately $165) in the event he was terminated as a result of a "change of control" as defined in the Agreement. In its defense of this action, the Company asserts that the "change of control," as contemplated in Mr. Reju's Severance Agreement, never occurred, and even if it did, there was no connection between any such "change of control" and Mr. Reju's termination some eighteen months later. Management believes that the lawsuit is without merit and intends to vigorously defend the action; however, the outcome cannot be determined. This matter is scheduled to go to trial in September 1998.

Mentmore Holdings Corporation vs. Weldotron Corporation

Mentmore Holdings Corporation ("Mentmore" or "Mentmore Holdings"), an affiliate of Lyford and Exford Corporations, provides management advisory services to the Company pursuant to an agreement dated as of June 14, 1994. See discussion in
Section 13-"Certain Relationships and Related Transactions." The Company is in default of certain payments due Mentmore under the terms of said agreement. Mentmore initiated an action against the Company in the Superior Court of New Jersey, Law Division, Somerset County, New Jersey. In February 1998, Mentmore obtained a judgment against the Company in the amount of $914 which has been accrued at year-end. Mentmore has not pursued execution upon said judgment and continues to provide services to the Company under the agreement.

Richard C. Hoffman, P. C. vs. Weldotron Corporation.

Richard C. Hoffman, P.C., a professional corporation, provides legal services to the Company. Richard C. Hoffman, a Director of the Company and its Secretary, is the president and sole shareholder of Richard C. Hoffman, P.C. The Company is delinquent in payment for fees and cost for services provided by Richard C. Hoffman, P.C. Richard C. Hoffman, P.C. initiated an action against the Company in the Superior Court of New Jersey, Court of Somerset County, New Jersey. On March 18, 1998 Richard C. Hoffman, P.C. obtained a judgment against the Company in the amount of $424 which has been accrued at year end. Richard C. Hoffman, P.C. has not pursued execution upon said judgment and continues to provide services to the Company.

Self Insurance - The Company is party to personal injury and property damage litigation arising out of incidents involving the use of its products. The Company obtains insurance for product and general liability. However, the Company has elected to retain a significant portion of expected losses through the use of deductibles. Provisions for losses are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Estimates of such accrued liabilities are based on an evaluation of the merits of individual claims and historical claims experience; thus, the Company's ultimate liability may exceed or be less than the amount accrued. Amounts accrued are paid over varying periods, which generally do not exceed five years. The methods of making such estimates and establishing the resulting accrued liability are reviewed continually, and any adjustments resulting therefrom are reflected in current earnings. As of February 28, 1998 and 1997 the Company has accrued in other current liabilities $188 and $466 respectively to cover anticipated loses.

Leases - The Company rents office and manufacturing facilities under lease arrangements classified as operating leases that expire during 2000. The Company is responsible for the payment of real estate taxes, water and sewer rates and charges and janitorial and general maintenance charges upon the facilities.

Rent expense for continuing operations, net of sublease income, was approximately $254, $291, and $266 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. Sublease income was $0, $7, and $30 for the years ended February 28, 1998, 1997 and February 29, 1996 respectively. Aggregate net minimum lease payments for the remainder of leases are as follows:

                         Fiscal Year         Operating
                       Ended February          Leases
                       --------------          ------

                            1999              $ 168
                            2000                126

Employment Agreements - The Company has no employment or severance agreements with officers that provide severance pay if certain changes in control or employment status take place.

8.    INCOME TAXES

The domestic and foreign components of pretax income (loss) are as follows:

                             Feb. 28,           Feb. 28,          Feb. 29,
                               1998               1997              1996
                               ----               ----              ----
Domestic                     $(5,417)         $ (2,049)          $ (3,447)
Foreign - Before
    minority interest           (370)             (458)               792
                                ----              ----                ---

Total                        $(5,787)         $ (2,507)          $ (2,655)
                             =======          ========           ========


The Company's effective income tax rate varied from the statutory U. S. Federal income tax rate because of the following:

                                            1998         1997          1996
                                            ----         ----          ----
Computed (benefit) provision at
   statutory rate                         $(1,968)       $(852)        $(903)
Increase (decrease) resulted from:
Change in valuation allowance               2,168          820         1,010
Other                                        (200)          69           163
                                             -----          --           ---
                                          $    --       $   37         $ 270
                                          ========      ======         =====

At February 28, 1998, $16,013 federal tax loss carry forwards are available to offset future domestic taxable income. These loses expire in the years 2007 through 2013.

The net deferred tax asset at February 28, 1998 and 1997 is comprised of the following:

                                                        1998            1997
                                                        ----            ----
Deferred tax assets:
   Inventory capitalization                              $69        $    127
   Net operating losses                                6,302           3,925
   Deferred compensation                                 504             467
   Reserves                                              845           1,208
   Bad debt allowance                                     39              48
                                                    ---------      ---------
Total assets                                           7,759           5,775

Deferred tax liability:
   Fixed assets                                          (59)            (27)
   Deferred assets                                       (56)            (52)
   LIFO reserve recapture                               (220)           (440)
                                                    ---------        --------
Total liabilities                                       (335)           (519)
                                                    ---------        --------

Net deferred tax asset                                 7,424           5,256
Valuation allowance                                   (7,424)         (5,256)
                                                     --------         -------

Deferred tax asset                                $       --       $      --
                                                  ===========      =========

A valuation allowance has been recognized to fully offset the related deferred tax asset due to the uncertainly of realizing the benefit of the loss carryforwards.

9.    STOCK OPTIONS AND WARRANTS

The Company has an Incentive and Non-Qualified Stock Option Plan that permits the granting of options to purchase 100,000 shares of common stock. Under the plan, the option price, as to the incentive options, cannot be less than the fair market value of the stock as of the date of grant and at least 110% of fair market value for certain management employees. The purchase price under each non-qualified stock option is determined by a Committee of the Board of Directors. Options were granted until May 1993 and are exercisable within ten years of the date of grant.

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

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company discloses the pro forma impact of recording compensation expense utilizing the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.

Since no options were granted in 1998, 1997 or 1996, the accounting provisions of SFAS No. 123 did not have an effect on the Company's pro forma net income and earnings per share and thus have not been presented.

Changes under the stock option plans for the fiscal years ended February 1998, 1997, 1996 and 1995, are as follows:

                                                               Shares
                                    Option                Price Per Share
                                    ------                ---------------

Outstanding, February 28, 1995     99,000                   2.50 - 4.50

Granted                                --
Canceled                          (54,000)
                                  -------

Outstanding, February 29, 1996     45,000                   2.50 - 4.50

Canceled                          (20,000)
                                  -------

Outstanding, February 28, 1997     25,000                      2.50

Canceled                          (24,000)
                                  -------

Outstanding, February 28, 1998      1,000                      2.50
                                    =====

In connection with financing provided by Lyford Corporation (see note 7), the Company granted Lyford on August 5, 1994, a Common Stock Purchase Warrant to purchase up to 200,000 shares of common stock at $2.00 per share and on May 5, 1995 a warrant to purchase up to 1 million shares of the Company's common stock at an exercise price of $1.00 per share. The warrants expire in August 2004 and April 2005, respectively. The market price of the Company's stock at the date of the grants was $2 in August 1994 and $.875 in May 1995.

10.   EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) savings plan. The Company contributes at a minimum 75% of each participating employee's annual contribution limited to 4% of the employee's annual compensation. Additionally, the Company's matching contribution increases on a sliding scale based on pretax profits as a percentage of net worth. The additional contribution is based on the audited results of the Company's fiscal year immediately preceding the beginning of the plan year. Savings Plan expense was approximately $11, $25, and $63 for the fiscal years ended February 1998, 1997 and 1996, respectively.

The Company participates in a multi-employer pension plan that provides defined benefits to substantially all union employees. Amounts charged to pension costs and contributed to the Plan were $28, $58, and $62 for the fiscal years ended February 1998, 1997 and 1996, respectively.

11.   RELATED PARTIES

The Company entered into an initial one-year management advisory services agreement in June 1994 with Mentmore Holdings, an affiliate of Lyford and Exford Corporations, two related companies. (See also note #7.) The agreement was automatically extended for successive one-year periods thereafter, and is subject to termination upon written notice by either party not less than 90 days prior to the expiration of any extended term. The agreement provides for an annual fee of $300. All unpaid monthly installments of the fee shall bear interest at the lesser rate of 12% per annum, or the maximum rate allowed by law until such time as such installments are paid. Management fees and expenses were $300 for each of the years ended February 28, 1998, 1997, and 1996, under the agreement. (See also Note 7)

12.   INDUSTRY SEGMENTS

The Company operates primarily in two business segments: Packaging Systems and Controls. The Packaging Systems segment designs, manufactures and markets a variety of industrial and food packaging systems. The Controls segment manufactures electronic controls systems.

Sales to one customer, primarily from the Packaging Systems Group, were approximately $466, $1,243, and $1,417 or 9%, 7%, and 8% of net sales for the fiscal years ended February 1998, 1997, and 1996 respectively.

Summary financial information by industry segment is as follows:

Industrial Segments                            1998       1997        1996
                                               ----       ----        ----
Net Sales:
Packaging Systems                            $ 6,886     $12,130   $ 15,997
Safety and Automation Systems                  1,009       1,156      2,318
                                             --------   --------   --------
                                             $ 7,895     $13,286   $ 18,315
                                             ========    ========  ========
Operating (loss) Income:
Packaging Systems                            $(5,485)    $(2,690)  $ (3,061)
Safety and Automation Systems                     99         113        578
                                             --------   --------   --------
                                             $(5,386)    $(2,577)  $ (2,483)
                                             ---------   --------  --------
Unallocated corporate expense                   (401)       (419)      (497)
Other income (expense)                            --          489       325
                                             --------   --------   --------
                                             $(5,787)    $(2,507)  $ (2,655)
                                             ========    ========  =========
Identifiable assets:
Packaging Systems                            $ 4,421     $ 8,420   $ 11,140
Safety and Automation Systems                     --         554        681
Corporate                                          5          57        396
                                             --------   --------   --------
                                             $ 4,426     $ 9,031   $ 12,217
                                             =======     =======   ========


Capital expenditures:
Packaging Systems                            $    69     $   137   $    231
Safety and Automation Systems                     --          --         --
Corporate                                         --          --         --
                                             --------    -------   --------
                                             $    69     $   137   $    231
                                             =======     =======   ========

Depreciation and amortization:
Packaging Systems                            $   192     $   367   $    461
Controls                                          --          --         --
Corporate                                         --          21         27
                                             --------    -------   --------
                                             $   192     $   388   $    488
                                             =======     =======   ========

Sales and identifiable assets by geographic region are as follows:

                                               1998        1997       1996
                                               ----        ----       ----
Net Sales:
United States                                $ 5,046     $10,019    $13,368
Brazil                                         2,849       3,267      4,947
                                             --------    -------    -------
                                            $  7,895     $13,286    $18,315
                                            =========    =======    =======

Operating Income (loss):
United States                               $ (5,417)    $(2,049)  $ (3,447)
Brazil                                          (370)       (458)       792
                                            $ (5,787)    $(2,507)  $ (2,655)
                                            =========    ========  =========
Identifiable assets:
United States                               $   2,529    $ 6,632   $  9,262
Brazil                                          1,897      2,399      2,955
                                            ---------    -------   --------
                                            $   4,426    $ 9,031    $12,217
                                            =========    ========   =======

13.   SHAREHOLDERS' RIGHTS PLAN

On February 25, 1988, the Board of Directors declared a dividend of one common share purchase right (the "Rights") on each outstanding share of common stock of the Company (the "Common Stock"). The Rights attached to the Common Stock and entitle the holder to buy one share of Common Stock at an exercise price of $30.00 per share until March 30, 1998, unless they are redeemed earlier. The exercise price and the number of shares issuable upon exercise of the Rights are subject to adjustment to prevent dilution. The Rights have no voting or dividend rights and 2,500,000 shares of Common Stock are reserved for issuance upon exercise of the Rights.

The Rights can be redeemed by the Company's Board of Directors for $.05 per Right at any time until ten days after 20% of the Company's Common Stock has been acquired or the Rights expire.

The Rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group (the "Acquiring Person") acquires beneficial ownership of 30% or more of the Common Stock; or commences or announces an offer for 30% or more of the Common Stock. Thereafter, upon the occurrence of certain events (for example, if the Company is a party to a merger or other business combination transaction or the Company is a surviving entity in a reverse merger), each Right not owned by the Acquiring Person would become exercisable for the number of shares of the Acquiring Person (or of the Company in the case of a reverse merger) which, at that time, would have a market value of twice the exercise price of the Right.

14.   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No.
105, consist of certain trade receivables.

The Company's customer base includes a customer that represents a significant portion of the Company's sales and accounts receivables. Although the Company is directly affected by the well being of this significant customer, management does not believe significant credit risks exist at February 28, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 20, 1997, the Board of Directors of Weldotron Corporation approved BDO Seidman, LLP as its certifying accountant for the year ending February 28, 1997. On February 27, 1997 management informed the former accountant, Deloitte and Touche LLP, that it had been dismissed. Except as stated immediately below, there were no adverse opinion, disclaimer of opinion or qualifications or modifications as to uncertainty, audit scope or accounting principles regarding the report of Deloitte and Touche LLP on the Company's financial statements for the fiscal year ended February 29, 1996. The report of Deloitte and Touche LLP on the Company's financial statements for the fiscal year ended February 29, 1996 was modified with respect to uncertainty regarding the Company's ability to continue as a going concern based on recurring losses from operations experienced at the time. There were no reportable disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure leading to their dismissal.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------------------------------------------

Names               Principal Occupation, Employment, etc.                Age
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Richard L. Kramer   Chairman  of the  Board  of the  Corporation  (Since  48
                    June,  1994),  Mr. Kramer  is  also  Chairman  and a
                    director of  Mentmore  Holdings,  Texfi  Industries,
                    Inc., a textile and apparel  manufacturing firm, CPT
                    Holdings,  Inc., a manufacturer  of specialty  steel
                    profiles,  Orion Acquisition Corp. II, an investment
                    company,  MC Equities,  Inc.,  an insurance  holding
                    company,  Precise Technology,  Inc., a full-service,
                    custom   injection   molder  of  precision   plastic
                    products,  Stellex Industries,  Inc., a manufacturer
                    of microwave devices and aerospace  components,  and
                    Republic  Properties  Corporation.  Mr.  Kramer is a
                    director of J & L Structural,  Inc., Precise Holding
                    Corporation,    Trinity    Investment    Corp.   and
                    Sunderland Industrial Holdings Corporation.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
William L. Remley   Vice  Chairman  of the Board,  President  and CEO of  47
                    the  Corporation  (Since June 1994).  Mr.  Remley is
                    also Vice Chairman,  Chief  Executive  Officer and a
                    director   of   Stellex    Industries,    Inc.,    a
                    manufacturer  of  microwave  devices  and  aerospace
                    components,  President,  Chief Executive Officer and
                    a  director   of  Mentmore   Holdings   Corporation,
                    Vice-Chairman,   Chief   Executive   Officer  and  a
                    director of Texfi Industries  Inc.,  President and a
                    director of CPT  Holdings  Inc.,  Orion  Acquisition
                    Corp.  II and MC Equities  Inc.  and Vice  Chairman,
                    Treasurer   and  a  director   of  Precise   Holding
                    Corporation,    Trinity    Investment    Corp.   and
                    Sunderland Industrial Holdings Corporation.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Richard C. Hoffman  Secretary  and General  Counsel of the  Corporation.  50
                    Currently  practices  law as Richard C. Hoffman P.C.
                    in Connecticut
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Fred H. Rohn        Director,  General  Partner,  North American Venture  72
                    Capital Funds (Since 1989).
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Bryon P. Fusini     Director,  Vice  President,   Investments  at  Smith  44
                    Barney,   Inc.  a  stock   brokerage  and  financial
                    services concern (since prior to 1989).
-------------------------------------------------------------------------------

Marvin D. Kantor, Director of the Company since July 1992, resigned as a Director effective May 1, 1997 for personal reasons. Effective August 1, 1997, John D. Mazzuto, a Director of the Company since April of 1994, resigned as a Director for personal reasons.

The remaining members of the Board of Directors have determined not to fill the vacancies left by the resignations of Messrs. Kantor and Mazzuto.

ITEM 11.    EXECUTIVE COMPENSATION

The following table shows, as to the Chairman of the Board and Chief Executive Officer, information concerning compensation paid for services to the Company in all capacities during the fiscal years ended February 28, 1998 and 1997 and February 29, 1996.

                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------

      Name and                                  Other Annual   All Other
 Principal Position     FY    Salary    Bonus   Compensation  Compensation
                                                  (1) (2)        (1)

-------------------------------------------------------------------------
-------------------------------------------------------------------------

Richard L. Kramer      1998      -0-      -0-        -0-
Chairman of the Board  1997      -0-      -0-        -0-         6,000
                       1996      -0-      -0-        -0-         6,000
-------------------------------------------------------------------------
-------------------------------------------------------------------------

William L. Remley      1998      -0-      -0-        -0-
President and          1997      -0-      -0-        -0-         6,000
Chief Executive        1996      -0-      -0-        -0-         6,000
Officer
-------------------------------------------------------------------------

1)    Directors' Fees which total $6,000 annually.

2) Richard L. Kramer and William L. Remley are executive officers and directors of Mentmore Holdings Corporation, which provides management services to the Company. See Item 13, "Certain Relationships and Related Transactions."

No options were granted nor exercised by any of the named executive officers or directors during the fiscal year. The Company has not granted any stock appreciation rights.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Holdings of Management

The following table sets forth as of July 31, 1998, information concerning the ownership of shares of Common Stock by each Director or nominee of the Corporation individually, by each officer named in the Summary Compensation Table above and by all executive officers and Directors of the Corporation as a group, and the percentage ownership of such outstanding Common Stock based on information furnished by such individuals. Except for share beneficially owned by spouses or other family members, such officers and Directors have sole voting power and sole investment power with respect to such shares.
-------------------------------------------------------------------------------

    Name of Director or         Amount and Nature of Beneficial     Percentage
Nominee or Identity of Group       Ownership of Common Stock         of Class
-------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Bryon P. Fusini                             0                         0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Richard C. Hoffman                          0                         0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Richard L. Kramer                           0 (1)                     0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Fred H. Rohn                                0                         0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

William L. Remley                           0 (1)                     0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

All executive officers and                100                         *%
Directors as a group (7 persons)
--------------------------------------------------------------------------------

*Less than one percent.

(1) Mr. Kramer and Mr. Remley are executive officers and directors of Lyford Corporation, record owner of 450,000 shares of Common Stock and warrants to purchase an additional 1,200,000 shares of common stock, as to which stock and warrants they both disclaim beneficial ownership.

Principal Holders of Voting Securities

The following table indicates the only persons known by the Board of Directors to be the beneficial owners of more than five percent of Common Stock as of July 31, 1998.
-------------------------------------------------------------------------------

           Name and Address of                Amount and Nature
             Beneficial Owner                   of Beneficial      Percentage
                                            Ownership of Common     of Class
                                                    Stock
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Lyford Corporation (1)                            1,650,000           47.14%
1430 Broadway, 13th Floor
New York, New York 10018
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Michael N. Kreiger (2)                             219,000             9.50%
205 Church Street, 3rd Floor
New Haven, CT 06510
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                   143,200             6.23%
Walter J. Schloss Associates (3)
Walter J. Schloss & Edwin W. Schloss
52 Vanderbilt Avenue New York, NY 10017
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Martin Siegel (4)                                  140,000             6.09%
26 Egan Place
Englewood Cliffs, NJ 07632
-------------------------------------------------------------------------------

1)   Partially  based  upon  information  contained  in the named  Shareholder's
     Schedule 13D dated October 22, 1993, as amended by Amendment No. 1 dated February 17, 1994, filed pursuant to the Securities Exchange Act of 1934. Consists of 450,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock. The capital stock of Lyford is indirectly held by trusts established for the benefit of certain relatives of Richard
     L. Kramer and William L. Remley, executive officers and directors of the Company.

2) Based upon information contained in named Shareholder's Schedule 13D dated May 23, 1996, as amended by Amendment No. 1 dated July 31, 1996 and Amendment No. 2 dated January 14, 1997, filed pursuant to the Securities Exchange Act of 1934.

3) Based upon information contained in named Shareholder's Schedule 13D dated October, 1990, as amended by Amendment No. 3 dated July 30, 199, filed pursuant to the Securities Exchange Act of 1934, which Schedule 13D as amended also stated the named Shareholders had sole voting power with respect to 143,200 shares as follows: Walter J. Schloss Associates - 127,200 shares; Walter J. Schloss - 10,000 shares and Edwin W. Schloss - 6,000 shares and sole dispositive power with respect to 143,200 shares hereinabove set forth.

4) Based upon information contained in named Shareholder's Schedule 13D dated April 19, 1979, as amended by Amendment No. 4 dated February 17, 1994, filed pursuant to the Securities Exchange Act of 1934.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive Officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and any securities exchange on which the Company's equity securities are then listed. The Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain Reporting Persons that no forms were required for those persons, the Company believes that during the fiscal year ended February 28, 1998, all filing requirements applicable to its Reporting Persons were complied with on a timely basis.

PART IV

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On  August  31,  1994,  the  Company  borrowed  $500  from  Lyford   Corporation
("Lyford"), an affiliated company that owned 19.56% of the issued and outstanding Common stock of the Company as of July 31, 1998. The Company executed and delivered to Lyford a promissory note, a security agreement and a Common Stock Purchase Warrant granting to Lyford the right to purchase up to 200,000 shares of the Company's common stock at an initial exercise price of two dollars per share, the closing price for the Company's common stock on the date the warrant was granted. The warrant expires on August 4, 2004.

On March 1, 1995, the Company concluded the rolling of this note into a new note in the amount of $1,000,000. The new obligation is evidenced by a certain Amended, Extended and Restated Promissory Note dated as of March 1, 1995 (the "Restated Note"). In consideration for the new loan, the Company executed and delivered to Lyford the Restated Note and an additional Common Stock Purchase Warrant. The Restated Note was originally due and payable on or before March 31, 1996 and bears interest at 12% per annum. The Restated Note was subsequently extended three times -- first until April 1, 1997, then until April 1, 1998 and finally until April1, 1999 and the interest rate was increased to 16%. The new warrant grants to Lyford the right to purchase up to 1,000,000 shares of the Company's Common Stock at an initial exercise price of One Dollar ($1.00) per share. The market price of the Company's Common Stock was $.875 on the date of the warrant grant. The new warrant expires by its terms on April 12, 2005. The Company's management considers the note to be at fair value and has not assigned any value to the warrants. The loan transaction closed pursuant to documents dated as of March 1, 1995 and, in the case of the new Warrant, April 13, 1995. These loan documents were contingent on the Company's obtaining the consent of its senior lender, which consent was obtained on May 5, 1995. The Lyford loan is collateralized by a junior lien on substantially all of the assets of the Company. Mr. Kramer and Mr. Remley, directors and executive officers of the Company, are also directors and executive officers of Lyford. The capital stock of Lyford is indirectly held by trusts established for the benefit of certain relatives of Messrs. Kramer and Remley.

As a result of the continuing deterioration in the financial performance of the Company and the negative impact of the events described under "Item 3, Legal Proceedings", Lyford has advanced additional sums to the Company to protect its collateral position and to fund ongoing operations. As of July 31, 1998, the balance due and owing to Lyford, including unpaid and accrued interest, was $1,684.

In January 1996 the Company entered into a $500 revolving loan agreement with Exford Corp., an affiliate of Lyford. The Company had outstanding borrowings of $350 under this agreement which borrowings bear interest at 14%, and were originally due on January 31, 1997. The note was subsequently extended twice, first until January 1, 1998 and then until January 1, 1999. In connection with this revolving loan, the Company has assigned to Exford its right, title and interest as tenant under the main operating lease, together with any rents due and payable to the Company. On September 1, 1997, Lyford purchased the Exford loan.

In February 1997 the Company entered into a one-year promissory note in the amount of $96 with Mentmore. The note bears interest at two percentage points above the prime rate, with a default rate equal to the interest rate otherwise payable plus five percent for late payment of interest or principal. The note originally expired on February 11, 1998 and has been extended for one year until February 11, 1999.

The Company entered into an initial one-year management advisory services agreement in June of 1994 with Mentmore Holdings, an affiliate of Lyford and Exford Corporations, two related companies. The agreement was automatically extended for successive one-year periods thereafter, and is subject to termination upon written notice by either party not less than 90 days prior to the expiration of any extended term. The agreement provides for an annual fee of $300. All unpaid monthly installments of the fee shall bear interest at the lesser rate of 12% per annum, or the maximum rate allowed by law until such time as such installments are paid. Management fees and expenses were $300 for each of the years ended February 28, 1998, 1997 and February 29, 1996, respectively. (See also Note 7 to the Consolidated Financial Statements included herein). Messrs. Kramer and Remley are directors and executive officers of Mentmore.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          The following Consolidated Financial Statements of the Company are filed as part of this Report in Item 8:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at February 28, 1998 and 1997.

          Consolidated Statements of Operations for the years ended February 28, 1998 and 1997 and February 29, 1996.

          Consolidated Statements of Stockholders' Equity for the years ended February 28, 1998 and 1997 and February 29, 1996.

          Consolidated Statements of Cash Flows for the years ended February 28 1998, and 1997 and February 29, 1996.

          Notes to Consolidated Financial Statements

      2.   Financial Statement Schedules

          None

      3.  Exhibits

          See accompanying Index to Exhibits. Company will furnish to any stockholder, upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholder of Company's reasonable expenses in furnishing any such exhibit.

(b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by Company during the last quarter of the period covered by this Report.

          None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELDOTRON CORPORATION
(Company)

By:      /s/Richard L. Kramer
         Richard L. Kramer,
         Chairman of the Board
Date:    October 5, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated. Each such person, in the capacity indicated below, constitutes and appoints Richard C. Hoffman, as his attorney-in-fact, to sign any and all amendments to this report.

/s/Richard L. Kramer     Chairman of the Board         October 5, 1998
Richard L. Kramer

/s/William L. Remley     Vice Chairman and CEO         October 5, 1998
William L. Remley

/s/Fred H. Rohn          Director                      October 5, 1998
Fred H. Rohn

/s/Bryon P. Fusini       Director                      October 5, 1998
Bryon P. Fusini

/s/Richard C. Hoffman    Corp. Secretary, Director     October 5, 1998
Richard C. Hoffman

/s/P. Roger Byer         Chief Financial Officer       October 5, 1998
P. Roger Byer            (principal financial and
                         accounting officer)